Form 10-Q
period 1993-11-27
DRUG EMPORIUM INC/DE
filed 1994-01-05
CIK 832922

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
             November 27, 1993     OR
         ------------------------

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________________ TO ___________________


         Commission File Number   0-16998
                                -----------


                              DRUG EMPORIUM, INC.
- -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                       31-1064888
- -----------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


155 Hidden Ravines Drive, Powell, Ohio                         43065
- -----------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code        (614) 548-7080
                                                    -------------------------


_____________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X    NO
                               ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

          Class                             Outstanding at      11/27/93
- ----------------------------                               -----------------
Common Stock, $.10 par value                        13,136,085   shares
                                                  --------------

                                     INDEX

                              DRUG EMPORIUM, INC.


PART I.  FINANCIAL INFORMATION                                    Page No.
- ------------------------------                                    --------
    Item 1.  Financial Statements (Unaudited)


         Condensed consolidated balance sheets . . . . . . . . . .    2


         Condensed consolidated statements of operations . . . . .    3


         Condensed consolidated statements of cash flows . . . . .    4


         Notes to condensed consolidated financial statements. . .    5



    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations . . . .   6-8





PART II.  OTHER INFORMATION
- ---------------------------


         Item 1.  Legal Proceedings. . . . . . . . . . . . . . . .    9


         Item 6.  Exhibits and Reports on Form 8-K . . . . . . . .    9


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10
- ----------


EXHIBIT 11 - STATEMENT RE:  COMPUTATION OF EARNINGS
- ---------------------------------------------------
              (LOSS) PER SHARE   . . . . . . . . . . . . . . . . .   11
              ----------------

                    DRUG EMPORIUM, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                          November 27, 1993    February 27, 1993
                                        ---------------------  ------------------
                                           (Unaudited)                (Audited)
                                                     (000's omitted)
ASSETS
Current assets
    Cash and cash equivalents. . . . . . . .    $    530            $    723
    Accounts receivable. . . . . . . . . . .       8,758               5,847
    Inventories. . . . . . . . . . . . . . .     151,186             146,807
    Deferred income taxes and other. . . . .       4,781               4,546
                                                ---------           ---------
         Total current assets. . . . . . . .     165,255             157,923

Property and equipment, net. . . . . . . . .      30,351              32,072

Goodwill and other assets. . . . . . . . . .       5,587               5,630
                                                ---------           ---------
         Total Assets. . . . . . . . . . . .    $201,193            $195,625
                                                =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts and notes payable . . . . . . .    $ 42,940            $ 33,594
    Other accrued expenses . . . . . . . . .      21,434              22,698
    Revolving credit line. . . . . . . . . .      25,380              27,000
    Current maturities of long-term debt . .       2,267               2,377
                                                ---------           ---------
         Total current liabilities . . . . .      92,021              85,669
                                                ---------           ---------
Convertible subordinated debt. . . . . . . .      50,791              50,748
Long-term debt, other. . . . . . . . . . . .       4,243               5,832
Minority interest. . . . . . . . . . . . . .       3,553               3,281
Shareholders' equity
    Preferred stock, authorized 2,000,000
      shares, none issued. . . . . . . . . .           -                   -
    Common stock stated value $.10
      per share, authorized 28,000,000
      shares; issued and outstanding
      13,136,000 and 13,117,000,
      respectively . . . . . . . . . . . . .       1,313               1,312
    Additional paid-in capital . . . . . . .      31,972              31,909
    Retained earnings. . . . . . . . . . . .      17,300              16,874
                                                ---------           ---------
    Total shareholders' equity . . . . . . .      50,585              50,095
                                                ---------           ---------
Total Liabilities and Shareholders' Equity .    $201,193            $195,625
                                                =========           =========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                      DRUG EMPORIUM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Three Months Ended               Nine Months Ended
                                                       November 27 (28),               November 27 (28),
                                                      ------------------               -----------------
                                                      1993          1992                1993          1992
                                                    --------       --------           --------      --------
                                                           (Unaudited)                       (Unaudited)
                                                              (000's omitted, except per share data)
Net sales . . . . . . . . . . . . . . . . .           $181,250      $183,305            $550,332      $555,405

Cost of sales . . . . . . . . . . . . . . .            142,347       145,355             434,012       442,921
                                                      --------      --------            --------      --------
                                                        38,903        37,950             116,320       112,484

Selling, administrative and
  occupancy expense . . . . . . . . . . . .             37,260        39,226             110,999       113,245

Interest expense, net . . . . . . . . . . .              1,463         1,508               4,339         4,058

Minority interest . . . . . . . . . . . . .                 32           103                 272           261
                                                      --------      --------            --------      --------

Income (loss) before income
  taxes . . . . . . . . . . . . . . . . . .                148        (2,887)                710        (5,080)

Provision (benefit) for income
  taxes . . . . . . . . . . . . . . . . . .                 59          (697)                284        (1,530)
                                                      --------       --------           --------      --------

Net income (loss) . . . . . . . . . . . . .           $     89      $ (2,190)           $    426      $ (3,550)
                                                      ========      ========            ========      ========


Net income (loss) per share . . . . . . . .           $    .01      $   (.17)           $    .03      $   (.27)
                                                      ========      ========            ========      ========


Weighted average number of common
  and common equivalent shares  . . . . . .             13,131        13,116              13,127        13,114
                                                        ======        ======              ======        ======



The accompanying notes are an integral part of the condensed consolidated financial statements.

                      DRUG EMPORIUM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Nine Months Ended
                                                                 November 27 (28),
                                                              ----------------------
                                                               1993             1992
                                                               ----             ----
                                                                     (Unaudited)
                                                                   (000's omitted)
Operating activities:
         Net income (loss). . . . . . . . . . . .             $    426        $ (3,550)
         Add (deduct) non-cash charges (credits):
           Depreciation and amortization. . . . .                5,133           4,678
           Minority interest. . . . . . . . . . .                  272             261
           LIFO provision . . . . . . . . . . . .                2,400           3,614
         Cash provided by (used for) current
           assets and liabilities:
             Accounts receivable. . . . . . . . .               (2,911)          2,352
             Inventories. . . . . . . . . . . . .               (6,779)        (28,972)
             Deferred income taxes and other. . .                 (881)         (1,481)
             Accounts payable and accrued
               expenses . . . . . . . . . . . . .                8,082          14,916
                                                              --------        --------

         Net cash provided by operating
           activities . . . . . . . . . . . . . .                5,742          (8,182)

Investing activities:
         Purchase of property and equipment,
           net. . . . . . . . . . . . . . . . . .               (2,723)         (4,597)

Financing activities:
         Net borrowings under revolving credit
           agreement. . . . . . . . . . . . . . .               (1,620)         15,265
         Net repayments, other. . . . . . . . . .               (1,656)         (1,906)
         Net proceeds from exercise of common
           stock options. . . . . . . . . . . . .                   64              26
         Cash dividends paid  . . . . . . . . . .                    -            (524)
                                                              --------        --------

         Net cash used for financing activities .               (3,212)         12,861
                                                              --------        --------

Change in cash and cash equivalents, net . . . .                  (193)             82
Cash and cash equivalents, beginning of period .                   723             466
                                                              --------        --------

Cash and cash equivalents, end of period . . . .              $    530        $    548
                                                              ========        ========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                              DRUG EMPORIUM, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)


1. The accompanying financial statements include the accounts of Drug Emporium, Inc. and Subsidiaries.

         The information furnished reflects all adjustments which are, in the opinion of management, necessary to fairly present the condensed consolidated financial position, results of operations, and cash flows on a consistent basis. Certain reclassifications have been made to selected financial statement groupings to make them consistent with the current period.

         The Company's cost of sales is computed using the gross profit method. The gross profit percentage used is validated by physical inventories conducted twice a year primarily in the second and fourth quarters and the actual results of the LIFO calculations in the fourth quarter.

         The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Company's Form 10-K for fiscal year ended February 27, 1993 (File No. 0-16998) for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.



2. On December 3, 1993, the Company acquired substantially all the remaining minority shares of the Drug Emporium franchise which operates eleven stores in the Cincinnati and Dayton, Ohio areas for $6.7 million. The cash transaction was financed utilizing the Company's existing revolving credit line.



3. The Company signed a new bank credit agreement (Agreement) on January 4, 1994. The Agreement increases the available borrowings and replaces the previous bank credit agreement that was due to expire August 31, 1996.

         The Agreement allows for a total credit facility of $45,000,000, depending on available collateral, consisting of a revolving credit line (Revolver) of up to $30,000,000 and $15,000,000 of term debt.
         The Revolver expires on February 28, 1997, while the term debt is due in quarterly installments, as follows: $500,000 during fiscal 1995, $750,000 during fiscal 1996 and fiscal 1997, and $875,000 during fiscal 1998 and 1999. The interest rate on the Revolver and the term debt float at the bank's prime rate (Prime) and Prime plus 1/4%, respectively. The agreement requires a commitment fee on the Revolver (.375% on the first $20,000,000 and .25% on the last $10,000,000) and has no compensating balance requirements.

         Borrowings made pursuant to the Agreement are secured by inventory and accounts receivable. The Agreement contains certain covenants pertaining to, among other things, the Company's investments, net worth, working capital, indebtedness and fixed charge coverage. The Agreement also restricts payment of dividends, stock repurchases and acquisition of the Company's convertible subordinated debt to 50% of the cumulative net income (as defined).

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

    The following table sets forth selected items from the Company's Consolidated Statement of Operations expressed as a percentage of net sales for the periods indicated.

                                                          Three Months Ended               Nine Months Ended
                                                          November 27 (28),                November 27 (28),
                                                          -----------------                -----------------
                                                          1993          1992               1993          1992
                                                          ----          ----               ----          ----
Net sales . . . . . . . . . . . . . . . . .              100.0%        100.0 %             100.0%        100.0%

Cost of sales . . . . . . . . . . . . . . .               78.5           79.3               78.9          79.7
Selling, administrative and
  occupancy expenses  . . . . . . . . . . .               20.6           21.4               20.2          20.4
Other expenses, net . . . . . . . . . . . .                 .8            .9                  .8            .8
                                                         -----         -----               -----         -----
     Total costs and expenses . . . . . . .               99.9         101.6                99.9         100.9
                                                         -----         -----               -----         -----

Income (loss) before income
  taxes . . . . . . . . . . . . . . . . . .                 .1           (1.6)                .1           (.9)
Provision (benefit) for income
  taxes . . . . . . . . . . . . . . . . . .                  -           (.4 )                 -           (.3)
                                                         -----         -----               -----          ----

Net income (loss) . . . . . . . . . . . . .                 .1%          (1.2)%               .1%          (.6)%
                                                         =====          =====              =====          ====

Provision (benefit) for income
  taxes as a percentage of income
  (loss) before income taxes  . . . . . . .               39.9%         (24.1)%             40.0%        (30.1)%
                                                         =====          =====              =====          ====



     The following table lists store openings and store closings during the specified period.



                                     Three Months Ended             Nine Months Ended
                                      November 27 (28),             November 27 (28),
                                    --------------------           -------------------
                                    1993           1992            1993            1992
                                    ----           ----            ----            ----
  Number of Stores at
    Beginning of
    Period                          133            132             132             128


  Stores Opened                       2              4               7              11


  Stores Closed                      (1)            (1)             (5)             (4)
  Total Stores at End
    of Period                       134            135             134             135

      Net store sales decreased in the third quarter and for the nine months ended November 27, 1993, due to: (1) a decline in comparable store sales of (.8%) and (2.5%), respectively; (2) an overall weakness in consumer spending; and (3) a decline in the number of Company-owned stores in operation.

      The table below sets forth net sales by Company-owned stores and franchise fees and royalties earned during the specified period.


                                     Three Months Ended        Nine Months Ended
                                      November 27 (28),        November 27, (28),
                                      -----------------        ------------------
                                         1993      1992          1993      1992
                                         ----      ----          ----      ----
                                                    (000's omitted)
Net store sales . . . . . . . . . .  $180,210  $182,358       $546,798  $552,554
Franchise fees and royalties. . . .     1,040       947          3,534     2,851
                                     --------  --------       --------  --------

    Total net sales . . . . . . . .  $181,250  $183,305       $550,332  $555,405
                                     ========  ========       ========  ========


         Cost of sales as a percentage of net sales decreased for the third quarter and nine months ended November 27, 1993, versus the similar prior year periods. This is primarily due to lower product costs, private label and selectively strengthened product pricing.

         The Company uses the LIFO method of accounting for its inventories. Under this method, the cost of merchandise sold reported in the financial statements approximates current costs. The Company, in computing its LIFO provision throughout the fiscal year, uses an estimated percentage rate of inflation. The LIFO provision is adjusted at each year end based upon the actual weighted average percentage rate of inflation during the fiscal year. Cost of sales has been impacted by the estimated LIFO provision as noted in the following table:


                                        Three Months Ended     Nine Months Ended
                                        November 27 (28),      November 27 (28),
                                        -----------------     ------------------
                                         1993      1992      1993      1992
                                         ----      ----      ----      ----
                                                   (000's omitted)
LIFO provision . . . . . . . . . . .     $780      $538     $2,400    $3,613


         Selling, administrative and occupancy expenses declined for the third quarter and for the nine months ended November 27, 1993, as compared to the similar prior year periods, on a per-store basis and in total, due to: (1) staff reductions and efficiencies realized from the centralization that began during fiscal 1993, (2) controlling net advertising expense; partially offset by (3) an increase in occupancy costs on stores opened.

Liquidity and Capital Resources

         On December 3, 1993, the Company acquired substantially all the remaining minority shares of the Drug Emporium franchise which operates eleven stores in the Cincinnati and Dayton, Ohio areas for $6.7 million. The cash transaction was financed utilizing the Company's existing revolving credit line.

         The Company signed a new bank credit agreement (Agreement) on January 4, 1994. The Agreement increases the available borrowings and replaces the previous bank credit agreement that was due to expire August 31, 1996.

         The Agreement allows for a total credit facility of $45,000,000, depending on available collateral, consisting of a revolving credit line (Revolver) of up to $30,000,000 and $15,000,000 of term debt. The Revolver expires on February 28, 1997, while the term debt is due in quarterly installments, as follows: $500,000 during fiscal 1995, $750,000 during fiscal 1996 and fiscal 1997, and $875,000 during fiscal 1998 and 1999. The interest rate on the Revolver and the term debt float at the bank's prime rate (Prime) and Prime plus 1/4%, respectively. The Agreement requires a commitment fee on the Revolver (.375% on the first $20,000,000 and .25% on the last $10,000,000) and has no compensating balance requirements.

         Borrowings made pursuant to the Agreement are secured by inventory and accounts receivable. The Agreement contains certain covenants pertaining to, among other things, the Company's investments, net worth, working capital, indebtedness and fixed charge coverage. The Agreement also restricts payment of dividends, stock repurchases and acquisition of the Company's convertible subordinated debt to 50% of the cumulative net income (as defined). The Company believes that internally generated funds and borrowings available under its Agreement are sufficient to finance the Company's current operations.

                           PART II - OTHER INFORMATION



Item 1.       Legal Proceedings

         See the Form 10-Q for the quarter ended August 28, 1993 for a discussion of certain legal proceedings.


Item 6.       Exhibits and Reports on Form 8-K

         (a)  The following Exhibits are included herein:

              --Exhibit 11. Computation of earnings (loss) per share

         (b) No report on Form 8-K was filed during the quarter ended November 27, 1993.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          DRUG EMPORIUM, INC.
                                    ---------------------------------
                                            (Registrant)





Date  January 5, 1994             By    /s/ David Kriegel
    ------------------              -----------------------------
                                      David Kriegel
                                      Chairman
                                      Chief Executive Officer



Date  January 5, 1994             By    /s/ Keith E. Alessi
    ------------------              -----------------------------
                                      Keith E. Alessi
                                      Chief Financial Officer


                      DRUG EMPORIUM, INC. AND SUBSIDIARIES
                    COMPUTATION OF EARNINGS (LOSS) PER SHARE


                                                            Three Months Ended          Nine Months Ended
                                                             November 27 (28),          November 27 (28),
                                                           --------------------         -----------------
                                                            1993       1992              1993      1992
                                                            ----       ----              ----      ----
                                                              (000's omitted, except per share data)
Primary:
  Weighted average number
    of common shares
    outstanding . . . . . . . . . . . . . .             13,131        13,116              13,127        13,114

  Net effect of dilutive
    stock options--based
    on treasury stock
    method using estimated
    average market price  . . . . . . . . .                 (a)            (a)                (a)            (a)
                                                        ------         ------             ------         ------

  Weighted average common
    and common equivalent
    shares  . . . . . . . . . . . . . . . .             13,131        13,116              13,127        13,114
                                                        ======        ======              ======        ======


  Net income (loss) . . . . . . . . . . . .             $   89        $(2,190)            $  426        $(3,550)
                                                        ======        =======             ======        =======


  Net income (loss) per
    common and common
    equivalent share  . . . . . . . . . . .             $  .01        $ (0.17)            $  .03        $(0.27)
                                                        ======        =======             ======        ======


Fully Diluted:
  Weighted average number
    of common shares
    outstanding . . . . . . . . . . . . . .             13,131         13,116              13,127        13,114

  Net effect of dilutive
    stock options--based
    on treasury stock
    method using an
    estimated period -
    end market price  . . . . . . . . . . .                 (a)            (a)                (a)            (a)
                                                        ------         ------             ------         ------

  Fully diluted shares  . . . . . . . . . .             13,131         13,116              13,127        13,114
                                                        ======         ======              ======        ======


  Net income (loss) . . . . . . . . . . . .             $   89        $(2,190)            $  426        $(3,550)
                                                        ======        =======             ======        =======


  Net income (loss) per
    common share assuming
    full dilution . . . . . . . . . . . . .             $  .01         $(0.17)            $  .03         $(0.27)
                                                        ======         ======              ======         ======


(a)  Excluded since amounts are antidilutive.