Form 10-K
period 1994-02-26
DRUG EMPORIUM INC
filed 1994-05-27
CIK 832922

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(MARK ONE)
   [ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended February 26, 1994

                                       OR

   [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from _____________ to _________________

                         Commission File Number 0-16998

                              DRUG EMPORIUM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                    31-1064888
     (STATE OF INCORPORATION)                 (IRS EMPLOYER IDENTIFICATION NO.)
                                  ____________

     155 HIDDEN RAVINES DRIVE
          POWELL, OHIO                                          43065
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE IS (614) 548-7080
                                  ____________

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, $0.10 PAR VALUE
                                (TITLE OF CLASS)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ---       ---
         At May 10, 1994, there were 13,155,585 shares of Drug Emporium, Inc. common stock outstanding. The aggregate market value of shares of common stock held by non-affiliates of the Registrant as of May 10, 1994 was approximately $39,168,765 based on a closing price of $4.38 per share on NASDAQ-NMS on such date.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                      DOCUMENTS INCORPORATED BY REFERENCE

         Part II, Items 6., 7. and 8., and Part IV, Item 14. incorporate by reference portions of the Drug Emporium, Inc. Annual Report to Stockholders for the year ended February 26, 1994. Part III, Items 10., 11., 12., and 13. incorporate by reference portions of the Drug Emporium, Inc. Proxy Statement for the 1994 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, the Drug Emporium, Inc. Annual Report to Stockholders for the year ended February 26, 1994 is not deemed filed as part of this report.

ITEM 1.     BUSINESS
- - -------     --------
INTRODUCTION

         Drug Emporium, Inc., (the "Company") founded in 1977, has grown into a national chain of 133 Company-controlled stores in 14 states with annual sales of $749 million. The Company also franchises 102 Drug Emporium stores operating in 17 states.

         The Company's common stock is traded on Nasdaq National Market System under the symbol DEMP. Drug Emporium's 7-3/4% convertible subordinated debentures due October 1, 2014, are traded on the Nasdaq system under the symbol DEMPG. As of February 26, 1994, there were 13,154,085 common shares outstanding.

         Drug Emporium is a category-dominant, value-added retailer selling health and beauty care, over-the-counter medication, prescription drugs, greeting cards and cosmetics at everyday low prices. Product lines include a vast array of health items, cosmetics, designer fragrances and seasonal lines. Drug Emporium's merchandising techniques, store cleanliness and advertising promotions compare favorably with supermarket standards.

        The Company and its franchisees plan to open approximately 12 additional stores, primarily in existing markets, this fiscal year. The Company and its franchisees estimate that during fiscal 1995 they will remodel 18 stores, relocate two stores and close nine stores.

STORE OPERATIONS

         Company stores range in size from 18,000 to 33,000 square feet, with a typical store having approximately 25,000 square feet, including retail selling space and storage space in the rear of each store.

         Each store has a manager, one or two assistant managers, a head pharmacist, and approximately 8 to 12 additional full-time employees. The stores are grouped into five operational regions, each overseen by a Regional Vice President. The Regional Vice Presidents' responsibilities include visiting all Company stores and assuring that Company standards for buying, merchandising, customer service and store appearance are maintained.

         The Company's stores are located primarily in shopping centers on major commercial thoroughfares. The capital expenditures required to fixture and equip a store averages $200,000. Pre-opening expenses, including salaries and promotional expenses, average $50,000 per store, and each store requires approximately $1,000,000 in initial inventory.

         The typical trade area for a Drug Emporium store encompasses 200,000 people in 75,000 households within a defined area, usually five miles. The customer profile: 85 percent middle-to-upper income women between the ages of 25 and 54 who shop on a two-and-a-half work week cycle.

         Drug Emporium stores accommodate 8,000 to 12,000 shoppers per week and provide an environment for shoppers seeking a pleasant and social shopping experience. Drug Emporium fills a unique tenant category in a shopping center's merchandising mix. Preferably placed adjacent to a supermarket chain store, Drug Emporium stores are well received by both hard and soft goods national retailers.

         Most stores are open seven days and 80 hours a week. Each store has a similar layout, with the pharmacy located in the rear of the store. Company stores accept payment in cash or by check or credit card.

         The table set forth below lists the 235 Drug Emporium stores by market:


  WHOLLY-OWNED:
  ------------
    Columbus, OH                                    7
    Cincinnati, Dayton, OH                         11
    Philadelphia, PA                               26
    Atlanta, GA                                    24
    Washington, DC                                 26
    Los Angeles, CA                                18
    Milwaukee, WI                                   5
    Minneapolis, MN                                 5
    St. Louis, MO                                   5
    Indianapolis, IN                                2
    Augusta, GA and Charleston, SC                  2
    Orlando, FL                                     2
                                                   --
                                                  133

  INDEPENDENT FRANCHISES:
  ----------------------
  Charlotte, Raleigh, Durham, Concord, NC           5
  Phoenix, Tucson, AZ                              13
  Kansas City, MO                                   3
  Dallas, TX                                       15
  Seattle, Tacoma, WA                              16
  San Antonio, Austin, Houston, TX                  6
  Virginia Beach, VA                                8
  Miami, FL                                         1
  Greensboro, Winston Salem, NC                     3
  Barboursville, Charleston, WV                     3
  Baton Rouge, LA                                   1
  Oklahoma City, OK                                 1
  Lafayette, Shreveport, LA and Amarillo,
  Abilene, Longview, Lubbock, Denton, TX
  Little Rock, AR, and Wichita, KS                 10
  Louisville, KY                                    4
  Houston, TX                                       2
  Lincoln, NE                                       1
  Richmond, Charlotteville, VA                      3
  Omaha, NE                                         1
  Victoria, Brownsville, TX                         2
  Union City, NJ                                    2
  Morris Plains, NJ                                 1
  Las Vegas, NV                                     1
                                                   --
                                                  102
                                                  ===

         The Company considers various geographic and demographic factors, including population around the site, income level within that area, proximity to major shopping malls, traffic count, accessibility of site, proximity of competitors and available parking spaces. Extensive market research is utilized through an outside market research firm which identifies, among other things, trade area, trade area potential, demographic factors, competitors and competitors' sales/strengths/weaknesses, and projects three-year anticipated sales volumes.

         Company, and to a limited extent, franchisee, pharmacy matters are supervised by the Director of Pharmacy who directs compliance with state and federal pharmacy regulations and training. The Company has implemented a computerized pharmacy system across its network of Company stores. Most franchisees have installed similar systems. The system simplifies the preparation of labels and maintenance of patient profiles.

FRANCHISE OPERATIONS

         Drug Emporium continues to have a strong franchise network consisting of 102 stores. Last year, Drug Emporium, Inc. established a Franchise Advisory Board designed to provide a forum to investigate and discuss issues and concerns of the Company and its franchisees. One of the major accomplishments of the Franchise Advisory Board was the formation of a program called DESIRE, which stands for Drug Emporium Shares in Research and Education. At a mid-winter executive conference, new merchandising concepts were shared and mutually beneficial cooperative ventures were explored.

         Under its franchise system, the Company permits franchisees to operate Drug Emporium stores in a specific geographic area based on ADIs (areas of dominant influence of television signals). Prospective franchisees must make a minimum equity investment of $1,000,000 and establish an acceptable line of credit in the amount of $500,000 per store. The Company assists franchisees in site selection, negotiating leases, store layout, and establishing purchasing and advertising policies.

         The Company selects its franchisees carefully and works closely with them to increase the likelihood of success for each franchisee. Prospective franchisees sign confidentiality agreements in addition to a non-compete clause contained within the executed franchise agreement. Upon execution of a franchise agreement, the franchisee must pay a nonrefundable $25,000 fee for the first store and a $10,000 commitment fee for each additional store designated for that market. The balance of the $25,000 store fee ($15,000) is payable upon the opening of each subsequent designated store in the market.

         The current franchise agreement provides for franchise royalties at a minimum rate of $6,000 per store for the second year and $25,000 per year per store for stores open three years or more against the following percentage royalties: 1% on gross sales from $3.5 million to $6 million; 2% from $6 million to $8 million; 3% from $8 million to $10 million; and 1.25% on gross sales over $10 million.

         In addition, each franchisee must pay .1% of gross sales to the Company to offset the cost of developing advertising. Each franchisee must also spend at least 1% of gross sales for advertising. The current franchise agreement permits the Company to require that .6% of the 1% advertising expenditure be contributed to a national advertising program if such program is established by the Company. The Company may either open its own stores or allow other franchisees to open stores in a franchisee's territory if the franchisee fails to comply with the development schedule agreed upon by the Company and the franchisee.

ACQUISITION OF FRANCHISEES

         The Company, from time to time, has acquired or sought to acquire certain of its franchise operations. The Company's decision to pursue the acquisition of a franchisee is based on the Company's evaluation of the growth opportunities in a particular market, the impact the acquisition would have on earnings per share and the quality of the franchisee's existing management. Since 1983, the Company has acquired franchisees located in Los Angeles, Washington, D.C., Atlanta, Cincinnati, Milwaukee, Minneapolis, St. Louis, Charleston, S.C., Indianapolis and Orlando. The Company plans to evaluate future opportunities to acquire appropriate franchisees from time to time and may use cash or securities to pay for such acquisitions.

MERCHANDISING AND MARKETING

         The Company's merchandising goal is to provide customers with the widest available selection of health and beauty aids, cosmetics, prescription drugs and general merchandise at everyday low prices. The Company estimates that approximately 67% of a typical store's inventory is health and beauty aids and general merchandise, 25% pharmacy items and 8% cosmetics.

         The Company is continuing to aggressively pursue strategies designed to lower the total cost of acquiring merchandise in order to continue to be competitive with other national and regional chain discounters. The Company began implementing point of sale (POS) scanning during fiscal 1994. POS will provide information to better manage gross margins and inventory levels by electronically capturing transactions at the store level.

         During fiscal 1994, no single vendor accounted for more than 10% of the Company's purchases. The Company purchases from over 500 vendors, although the great majority of its business is conducted with approximately 100 vendors. The Company believes it is a significant customer for each of these 100 vendors.

         During fiscal 1994, the Company expanded its private label program with various manufacturers of health and beauty aids and general merchandise. Drug Emporium brand products include analgesics, laxatives, cough and cold remedies, wet 'n drys and hosiery. Currently, out of a total of 25,000 average stockkeeping units ("SKUs") per store, there are over 500 private label SKUs and the program is expected to expand to over 650 SKUs over the next few years.

         The Company advertises through the use of television, radio, newspaper and direct mail. Point of sale advertising is also used. The Company's strategy of clustering stores within ADI markets is an important factor in maximizing the effect of its advertising expenditures. The Company works with an advertising agency that coordinates advertising for the entire chain. The advertising function is performed centrally. Benefits of centralization include efficiencies of buys with media, coordination of chain-wide promotional activities, and ability to negotiate better prices with vendors.


CUSTOMER SERVICE

         The Company believes that its commitment to customer service is an important ingredient of its success. The Company encourages its managers and other employees to be responsive to customers. The stores are designed to make products easily accessible. Store employees are trained to be friendly and helpful to customers. Each store has numerous cashiers to speed up and facilitate customer check-out.

COMPETITION

         The sale of health and beauty aids, cosmetics and prescription drugs is highly competitive. The Company believes that the principal bases of competition in the sale of health and beauty aids, cosmetics and prescription drugs are price, product variety and service. However, site location and customer recognition are also important factors. The Company believes that there exist only a few deep discount drug store companies, the major ones being Phar-Mor Inc. and F & M Distributors Inc. The Company's stores compete not only with numerous other drug stores with national or regional images, but also with supermarkets, combination stores and discount stores. Many of the Company's supermarket, combination store and discount and retail drug store competitors have more outlets and substantially greater financial resources than the Company or have more convenient locations than Company stores. The Company believes that its prices are competitive and that it offers greater product variety and better service than its competitors. The Company also believes that the smaller size of its stores compared to the major discount competitors provides a better shopping experience and allows a better selection of sites in tight real estate markets that exist in some major cities. The Company's ability to expand successfully into new markets is especially sensitive to the competitive factors in those markets.

EMPLOYEES AND TRAINING

         At May 10, 1994, the Company had a total of approximately 2,100 employees on a full-time basis, of which 126 were corporate staff personnel. The Company also employed approximately 4,000 employees on a part-time hourly rate basis at the stores. None of the employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

         Drug Emporium believes that the training of store employees and franchisees is one of the most important elements of its business. The Company conducts training classes at its headquarters, and senior management works closely with regional and district managers in this regard.

REGULATION

         The sale of franchises by the Company is subject to regulation by the Federal Trade Commission and various states in which it does, or may in the future do, business. Such regulation generally requires the prior registration or an exemption from registration for the sale of franchises and delivery to prospective franchisees of a franchise disclosure document. No assurances can be given that any future changes in the existing laws or the promulgation of new laws will not adversely affect the Company.

         The Company is also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions. A portion of the Company's personnel are paid at rates related to the federal minimum wage, and accordingly, further increases in the minimum wage increase the Company's labor costs.

         The prescription drug business is subject to the federal Food, Drug and Cosmetic Act relating to the content and labeling of drug products, comparable state statutes and state regulation regarding recordkeeping and licensing matters with civil and criminal penalties for violations.

SERVICEMARKS

         The Company has obtained federal registrations of the servicemark "Drug Emporium" and "Savings So Big You Need a Shopping Cart" for retail drug store services; "Drug Emporium" for technical aid and assistance in the establishment and operation of retail drug stores; and "Drug Emporium", plus design, for retail drug store services. Federal registration of the servicemark "Food and Drug Emporium" is currently pending.

         The mark "Drug Emporium" has been registered in the states of Alabama, Arizona, Arkansas, California, Colorado, Florida, Georgia, Indiana, Kansas, Kentucky, Louisiana, Maryland, Minnesota, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin, as well as Mexico and Puerto Rico. The mark "Savings So Big You Need A Shopping Cart" has been filed and is pending in Canada and Mexico. The mark "Drug Emporium," plus design, and the shopping cart design have been filed in Mexico and the shopping cart design is registered in Canada. The Company believes that these marks are of material importance to its business.

         Federal registration of a mark does not create new substantive rights to use the mark or to assert rights based on ownership, but it does provide additional remedies for the protection of the mark.


                       EXECUTIVE OFFICERS OF THE COMPANY
                       ---------------------------------
         The Company's executive officers are:

                                                                                                 Served as
         Name                        Age                        Position (1)                   Officer Since
- - --------------------------------------------------------------------------------------------------------------
Keith E. Alessi                      39    Chief Financial Officer                                    1993
David L. Kriegel                     48    Chairman of the Board, Chief Executive Officer, Director   1992
Jane H. Lagusch                      48    Vice President, Secretary                                  1990
Robert E. Lyons, III                 43    Senior Vice President                                      1987

(1)      Officers serve until their successors are chosen and are qualified subject to earlier removal by the board of directors, and subject to rights, if any, under employment contracts.


KEITH E. ALESSI
- - ---------------
   Mr. Alessi was appointed Chief Financial Officer of the Company on January 30, 1993. Mr. Alessi currently serves as Chairman and Chief Executive Officer of Virginia Supermarkets, Inc. Previously Mr. Alessi was President of Farm Fresh Supermarkets, Inc. and earlier served as Senior Vice President and Chief Financial Officer of Richfood, Inc.

DAVID L. KRIEGEL
- - ----------------

   Mr. Kriegel has been the Chairman and Chief Executive Officer of the Company since December 1, 1992. Mr. Kriegel has been a director of the Company since 1983. Mr. Kriegel is Chairman and Chief Executive Officer of Kriegel Holding Company, Inc., a privately owned corporation dealing with consumer products, real estate and distribution. Until January, 1993, Mr. Kriegel was Vice President of Cardinal Health and Marketing Group, a division of Cardinal Distribution, Inc. From September 1988 to December 1990, Mr. Kriegel was Corporate Vice President of Roundy's Inc. and from 1973 to 1988, Mr. Kriegel was President of American Merchandising Associates, Inc.

JANE H. LAGUSCH
- - ---------------
   Ms. Lagusch was appointed a Vice President of the Company January 30, 1993. Ms. Lagusch has been the Secretary of the Company since January, 1990.

ROBERT E. LYONS, III
- - --------------------
   Mr. Lyons assumed a new position with the Company in January 1993 as Senior Vice President with key marketing and merchandising responsibilities. From January 1990 to December 1992, Mr. Lyons was President and Chief Operating Officer of the Company. Mr. Lyons has been with the Company and/or associated with a franchise since 1983.


ITEM 2.     PROPERTIES
- - -------     ----------
   All of the Company's stores are occupied pursuant to long-term leases that vary as to rental provisions, expiration dates, renewal options, and rental amounts and payment provisions. The Company does not deem any individual store lease to be significant in relation to its overall operations. For information as to the amount of the Company's rental obligations for retail store leases, see Note 5 of Notes to Consolidated Financial Statements.

   The Company also owns a 20,000 square foot executive office building for its use as its principal office. The site includes five acres of property and is located in Powell, Ohio, just north of Columbus.


ITEM 3.     LEGAL PROCEEDINGS
- - -------     -----------------
   None


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- - -------     ---------------------------------------------------
   Not Applicable

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
- - -------     -------------------------------------------------------------
            MATTERS
            -------

   The Company's common stock is traded on the National Association of Securities Dealers Automated Quotation System - National Market System ("Nasdaq-NMS") under the symbol DEMP. The following table sets forth, for the quarterly periods shown, the high and low sale price per share as reported on Nasdaq-NMS.

                 Fiscal Quarter Ended             High                     Low
                 --------------------             ----                     ---
                 February 29, 1992                 $9.250                 $5.500
                 May 30, 1992                      $9.125                 $5.125
                 August 29, 1992                   $6.125                 $3.625
                 November 28, 1992                 $6.250                 $4.125
                 February 27, 1993                 $6.750                 $3.750
                 May 29, 1993                      $6.875                 $4.000
                 August 28, 1993                   $7.625                 $6.250
                 November 27, 1993                 $6.500                 $4.625
                 February 26, 1994                 $6.625                 $4.623


   The Company paid a dividend of $.04 per share during fiscal 1993 and no dividend in fiscal 1994.

   The Company's bank credit agreement restricts total funds used for dividends, stock repurchases and acquisition of the Company's convertible subordinated debt to 50% of the Company's cumulative net income (as defined).

   At May 10, 1994, the number of holders of record of the Company's common stock, without determination of the number of individual participants in security positions, was approximately 1,356.


ITEM 6.     SELECTED FINANCIAL DATA
- - -------     -----------------------
   The information required by this Item 6 is incorporated by reference from page 10 of the Drug Emporium, Inc. Annual Report to Stockholders for the year ended February 26, 1994.


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - -------     ---------------------------------------------------------------
            RESULTS OF OPERATION
            --------------------
   The information required by this Item 7 is incorporated by reference from pages 11 through 12 of the Drug Emporium, Inc. Annual Report to Stockholders for the year ended February 26, 1994.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- - -------     -------------------------------------------
   The information required by this Item 8 is incorporated by reference from pages 13 through 21 and page 23 of the Drug Emporium, Inc. Annual Report to Stockholders for the year ended February 26, 1994.


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- - -------     ---------------------------------------------------------------
            FINANCIAL DISCLOSURE
            --------------------
   None

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- - --------    --------------------------------------------------
*
   Certain of the information required by this Item 10 is set forth under Part I, "Executive Officers of the Company."


ITEM 11.    EXECUTIVE COMPENSATION
- - --------    ----------------------
*

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- - --------    --------------------------------------------------------------
*

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- - --------    ----------------------------------------------
*


* Reference is made to information under the captions "Election of Directors," "Executive Compensation," "Security Ownership of Certain Beneficial Owners and Management," and "Certain Relationships and Related Transactions," in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 23, 1994. The Company mailed its definitive proxy statement to stockholders on or about May 18, 1994.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- - --------    ---------------------------------------------------------------
(a)(1)      Financial Statements
            --------------------
            The following Consolidated Financial Statements of Drug Emporium, Inc. are incorporated by reference in Item 8 from the pages set forth below of the Drug Emporium, Inc. Annual Report to Stockholders for the year ended February 26, 1994:

                                                                                    Page Nos. of
                                                                                   Annual Report
                                                                                   -------------

            Consolidated Balance Sheets as of February 26(27), 1994 and 1993            13

            Consolidated Statements of Operations for the Three Fiscal Years Ended
            February 26(27)(29), 1994                                                   14

            Consolidated Statements of Shareholders' Equity for the Three Fiscal Years
            Ended February 26(27)(29), 1994                                             15

            Consolidated Statements of Cash Flows for the Three Fiscal Years Ended
            February 26(27)(29), 1994                                                   16

            Notes to Consolidated Financial Statements                               17-21

            Report of Independent Auditors                                              23


   (2)      Financial Statement Schedules
            -----------------------------
            Schedule IX-Notes Payable To Banks

            The other schedules for which provision is made in Regulation S-X are not required under the instructions contained therein, are inapplicable, or the information is included in the footnotes to the Consolidated Financial Statements.

   (3)      Exhibits List
            -------------
             (3)    Articles of Incorporation and By-Laws
                    -------------------------------------
                    3.3 Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company's S-1 Registration Statement No. 33-21755)

            (10)    Material Contracts
                    ------------------
                    10.1 Drug Emporium, Inc. 1983 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company's S-1 Registration Statement Registration No. 33-21755)

                    10.2 Drug Emporium, Inc. 1984 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company's S-1 Registration Statement Registration No. 33-21755)

                    10.3 Drug Emporium, Inc. 1987 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company's S-1 Registration Statement Registration No. 33-21755)

                    10.4 Drug Emporium, Inc. 1990 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1990)

                    10.5 Drug Emporium, Inc. Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company's S-1 Registration Statement Registration No. 33-21755)

                    10.7 Form of License and Franchise Agreement (incorporated by reference to Exhibit 10.7 to the Company's S-1 Registration Statement Registration No. 33-21755)

                    10.8 Form of Option Agreement (incorporated by reference to Exhibit 10.8 to the Company's S-1 Registration Statement Registration No. 33-21755)

                    10.9 Agreement and Plan of Merger of Drug Emporium Pacific, Inc. and Pacific Drug Distributors, Inc. dated as of November 2, 1987 (incorporated by reference to Exhibit 10.9 to the Company's S-1 Registration Statement Registration No. 33-21755)

                   *10.10 First Amended and Restated Revolving Credit and Term Loan Agreement dated as of January 4, 1994 between Drug Emporium, Inc. and Bank One, Columbus, N.A.

                    10.11 Employment contract dated March 11, 1993 between David L. Kriegel and Drug Emporium, Inc. (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1993.)

                    10.12 Drug Emporium, Inc. 1993 Incentive Stock Option Plan. (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1993.)

                    10.13 Drug Emporium, Inc. 1993 Non-Qualified Stock Option Plan. (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1993.)

   *(11)    Statement re Computation of Per Share Earnings
            ----------------------------------------------
                    11.1     Computation of Per Share Earnings

   *(13)    Annual Report to Security Holders, Form 10Q or Quarterly Report to
            ------------------------------------------------------------------
            Security Holders
            ----------------
                    13.1 Annual Report to Stockholders for Fiscal Year Ended February 26, 1994 (limited to those portions incorporated herein.)

   *(22)    Subsidiaries of Registrant
            --------------------------
                    22.1     List of Subsidiaries

   *(24)    Consent of Experts
            ------------------
                    24.1     Consent of Ernst & Young

   *Included with this Annual Report on Form 10-K

(b) Reports on Form 8-K
   -------------------
   No reports on Form 8-K were filed during the fourth quarter of fiscal 1994.

REPORT OF INDEPENDENT AUDITORS
- - -------------------------------------------------------------------------------

BOARD OF DIRECTORS
DRUG EMPORIUM, INC.

We have audited the consolidated balance sheets of Drug Emporium, Inc. and subsidiaries as of February 26, 1994 and February 27, 1993, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended February 26, 1994 as listed in the Index at Item 14(a). Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements listed in the Index at
Item 14(a) present fairly, in all material respects, the consolidated financial position of Drug Emporium, Inc. and subsidiaries at February 26, 1994 and February 27, 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 26, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 7 to the financial statements, in the year ended February 26, 1994 the Company changed its method of accounting for income taxes.




/s/ ERNST & YOUNG



Columbus, Ohio
April 22, 1994

                               DRUG EMPORIUM INC.
                               ------------------
                      SCHEDULE IX - NOTES PAYABLE TO BANKS
                      ------------------------------------

AT FEBRUARY 26, 1994, THE COMPANY HAD AVAILABLE APPROXIMATELY $13.5 MILLION UNDER A REVOLVING CREDIT AGREEMENT WITH BANKS.

SHORT TERM BORROWINGS REPRESENT BORROWINGS UNDER A REVOLVING CREDIT AGREEMENT AND CONSISTS OF THE FOLLOWING:


                                                                    1994                     1993                           1992
                                                                    ----                     ----                           ----
 Aggregate short-term borrowings at year end                 $13,480,000              $27,000,000                     $5,953,000

 Weighted average interest rate at year end                         6.0%                     6.0%                           6.5%

 Average amount outstanding during the year (1)              $19,038,000              $13,094,000                    $11,824,000

 Weighted average interest rate during the year (2)                 6.2%                     5.3%                           8.7%

 Maximum amount outstanding during the year                  $31,380,000              $32,850,000                    $27,279,000

(1) The average amount outstanding during the year was computed by dividing the total of month-end outstanding principal balances by 12.

(2) The weighted average interest rate during the year was computed by dividing the actual interest expense (revolver only 1994, all debt outstanding 1993 and 1992) by average short-term debt outstanding.


                                   SIGNATURES
                                   ----------


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   DRUG EMPORIUM, INC.
                                                   (Registrant)




Date:  May 26, 1994                        By: /s/ David L. Kriegel
                                              -----------------------------
                                              David L. Kriegel, Chief
                                              Executive Officer




        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Date:  May 26, 1994



/s/ Keith E. Alessi                     /s/ David L. Kriegel
- - -----------------------------           -----------------------------------
Keith E. Alessi, Principal Financial    David L. Kriegel, Chief Executive
and Accounting Officer                  Officer and Director



/s/ John B. Gerlach                     /s/ William L. Sweet, Jr.
- - -----------------------------           -----------------------------------
John B. Gerlach, Director               William L. Sweet, Jr., Director



/s/ Gary Wilber
- - -----------------------------
Gary Wilber, Director