Form 10-Q
period 1994-05-28
DRUG EMPORIUM INC
filed 1994-07-05
CIK 832922

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549



   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                 May 28, 1994        OR
         --------------------------

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                             TO
         -------------------    -------------------

         Commission File Number   0-16998
                                ------------

                             DRUG EMPORIUM, INC.
- - ------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


          Delaware                                       31-1064888
- - ------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


155 Hidden Ravines Drive, Powell, Ohio                         43065
- - ------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code        (614) 548-7080
                                                   ---------------------------

- - ------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X    No
                               ---      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

          Class                             Outstanding at      05/28/94
- - ----------------------------                                ----------------
Common Stock, $.10 par value                         13,167,585   shares
                                                   --------------

                                     INDEX

                              DRUG EMPORIUM, INC.

PART I.  FINANCIAL INFORMATION                                                                   Page No.
- - ------------------------------                                                                   --------


    Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . .  3

         Consolidated Statements of Operations  . . . . . . . . . . . . . . . . . . . .. . . . . . . .  4

         Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . .. . . . . . . .  5

         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . .. . . . . . . .  6


    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations  . . . . . . . . . . . . . .. . . . . . .  7-8



PART II.  OTHER INFORMATION
- - ---------------------------

         Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . .. . . . . . . .  9

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . 10
- - ----------

EXHIBIT 11 - STATEMENT RE:  COMPUTATION OF EARNINGS
- - ---------------------------------------------------
              PER SHARE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . 11
              ---------


                              DRUG EMPORIUM, INC.
                          CONSOLIDATED BALANCE SHEETS



                                                                        May 28,             February 26,
                                                                        -------             ------------
                                                                          1994                  1994
                                                                          ----                  ----
                                                                      (Unaudited)              (Audited)
                                                                                 (In thousands)
 ASSETS
 Current assets
   Cash  . . . . . . . . . . . . . . . . . . . . . . . . . .                 $    646                $    585
   Accounts receivable . . . . . . . . . . . . . . . . . . .                    9,612                   9,455
   Inventories . . . . . . . . . . . . . . . . . . . . . . .                  142,904                 146,569
   Income taxes and other  . . . . . . . . . . . . . . . . .                    3,526                   3,407
                                                                             --------                --------
          Total current assets . . . . . . . . . . . . . . .                  156,688                 160,016

 Property and equipment, net . . . . . . . . . . . . . . . .                   28,115                  29,512

 Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . .                    6,579                   6,736

 Other assets  . . . . . . . . . . . . . . . . . . . . . . .                      593                     626
                                                                             --------                --------

          Total assets . . . . . . . . . . . . . . . . . . .                 $191,975                $196,890
                                                                             ========                ========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Revolving credit line . . . . . . . . . . . . . . . . . .                 $ 13,280                $ 13,480
   Accounts payable  . . . . . . . . . . . . . . . . . . . .                   33,385                  37,375
   Other accrued expenses  . . . . . . . . . . . . . . . . .                   22,450                  22,875
   Current maturities of long-term debt  . . . . . . . . . .                    3,977                   4,110
                                                                             --------                --------
          Total current liabilities  . . . . . . . . . . . .                   73,092                  77,840

 Convertible subordinated debt . . . . . . . . . . . . . . .                   50,820                  50,805

 Long-term debt, other . . . . . . . . . . . . . . . . . . .                   16,265                  16,761

 Shareholders' equity:
    Preferred stock, authorized 2,000,000
      shares, none issued  . . . . . . . . . . . . . . . . .                        -                       -
   Common stock, stated value $.10 per
      share, authorized 28,000,000, issued
      and outstanding 13,168,000 at May 28,
      1994 and 13,154,000 at February 26,                                       1,316                   1,315
      1994 . . . . . . . . . . . . . . . . . . . . . . . . .
   Additional paid-in capital  . . . . . . . . . . . . . . .                   32,058                  32,014
   Retained earnings . . . . . . . . . . . . . . . . . . . .                   18,424                  18,155
                                                                             --------                --------
          Total shareholders' equity . . . . . . . . . . . .                   51,798                  51,484
                                                                             --------                --------
          Total liabilities and shareholders'
            equity . . . . . . . . . . . . . . . . . . . . .                 $191,975                $196,890
                                                                             ========                ========



See accompanying notes.

                              DRUG EMPORIUM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                  Three Months Ended
                                                                            May 28, 1994         May 29, 1993
                                                                            ------------         ------------
                                                                                       (Unaudited)
                                                                          (In thousands, except per share data)

 Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $188,678             $182,538

 Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . .               149,124              144,619
                                                                                --------             --------
                                                                                  39,554               37,919

 Selling, administrative and occupancy expenses  . . . . . . . . .                37,420               36,110

 Interest expense, net . . . . . . . . . . . . . . . . . . . . . .                 1,686                1,557
                                                                                --------             --------

 Income before income taxes  . . . . . . . . . . . . . . . . . . .                   448                  252

 Provision for income taxes  . . . . . . . . . . . . . . . . . . .                   179                  101
                                                                                --------             --------

 Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .              $    269             $    151
                                                                                ========             ========


 Net income per share  . . . . . . . . . . . . . . . . . . . . . .                  $.02                 $.01
                                                                                    ====                 ====


 Weighted average number of common shares used
   in computing net income per share . . . . . . . . . . . . . . .                13,156               13,120
                                                                                  ======               ======





See accompanying notes.

                             DRUG EMPORIUM, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Three Months Ended
                                                                         May 28, 1994            May 29, 1993
                                                                         ------------            ------------
                                                                                     (Unaudited)
                                                                                   (In thousands)
 Operating activities:
   Net income  . . . . . . . . . . . . . . . . . . . . .                    $    269                $    151
   Add non-cash charges:
     Depreciation and amortization . . . . . . . . . . .                       1,796                   1,700
     Minority interest . . . . . . . . . . . . . . . . .                           -                      80
     LIFO provision  . . . . . . . . . . . . . . . . . .                         806                     800
   Cash provided by current assets and
     liabilities:
          Accounts receivable  . . . . . . . . . . . . .                        (157)                  2,110
          Inventories at current cost  . . . . . . . . .                       2,859                     364
          Accounts payable and accrued
            expenses . . . . . . . . . . . . . . . . . .                      (4,415)                  7,069
          Other  . . . . . . . . . . . . . . . . . . . .                         (86)                   (652)
                                                                            --------                --------
   Net cash provided by operating
      activities . . . . . . . . . . . . . . . . . . . .                       1,072                  11,622

 Investing activities:
   Purchase of property and equipment,
      net  . . . . . . . . . . . . . . . . . . . . . . .                        (227)                   (641)

 Financing activities:
   Net repayments under revolving credit
      line . . . . . . . . . . . . . . . . . . . . . . .                        (200)                (10,300)
   Net repayments, other . . . . . . . . . . . . . . . .                        (629)                   (678)
   Other . . . . . . . . . . . . . . . . . . . . . . . .                          45                      35
                                                                            --------                --------

   Net cash used for financing activities                                       (784)                (10,943)
                                                                            --------                --------

 Increase in cash and cash equivalents . . . . . . . . .                          61                      38

 Cash and cash equivalents, beginning of period. . . . .                         585                     465
                                                                            --------                --------
 Cash and cash equivalents, end of
    period . . . . . . . . . . . . . . . . . . . . . . .                    $    646                $    503
                                                                            ========                ========



See accompanying notes.

                              DRUG EMPORIUM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. The accompanying financial statements include the accounts of Drug Emporium, Inc. and Subsidiaries.

         The information furnished reflects all adjustments which are, in the opinion of management, necessary to fairly present the consolidated financial position, results of operations and cash flows on a consistent basis. Certain amounts in prior period financial statements have been reclassified to conform with the current presentation.

2. The Company's cost of sales is computed using the gross profit method. The gross profit percentage used is validated by physical inventories conducted twice a year primarily in the second and fourth quarters and the actual results of the LIFO calculations in the fourth quarter.

3. The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Company's Form 10-K for the fiscal year ended February 26, 1994 (File No. 0-16998) for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

  The following table sets forth selected items from the Company's Consolidated Statement of Operations expressed as a percentage of net sales for the periods indicated.


                                                                                   Three Months Ended
                                                                            May 28, 1994         May 29, 1993
                                                                            ------------         ------------
 Net sales (in thousands)                                                      $188,678             $182,538

 Gross margin                                                                      20.9%                20.8%
 Selling, administrative and occupancy expenses                                    19.8                 19.8
 Interest expense, net                                                               .9                   .9
                                                                               --------              -------

 Income before income taxes                                                          .2                   .1

 Provision for income taxes                                                          .1                   .0
                                                                               ---------            --------

 Net income                                                                          .1%                  .1%
                                                                               ========             ========


  Net sales increased 3.4% for the three months ended May 28, 1994 over the comparable period in fiscal 1994 inclusive of an increase in comparable store sales of 2.9%. This increase is due to additional third-party pharmacy plans, aggressive pharmacy pricing, customer loyalty, and an increased advertising campaign, partially offset by store closings.

  The following table lists store openings and store closings for the first quarter ended May 28, 1994 and the similar prior year period.


                                                                                      Three Months Ended
                                                                              May 28, 1994           May 29, 1993
                                                                             -------------------------------------
                            Number of Stores at Beginning of Period               133                     132

                            Stores Opened                                           1                       2

                            Stores Closed                                          (3)                     (1)

                            Total Stores at End of Period                         131                     133


  Gross margin as a percentage of net sales increased slightly during the quarter as compared to the similar prior year period. The increased gross margin is due to better buying management, sales mix, and selectively strengthened product pricing, partially offset by reductions in the retail price of the most competitive items, increased distribution costs, and estimated shrink.

 Selling, administrative and occupancy expenses have remained constant as a percentage of sales.

 Interest expense has remained constant as a percentage of sales in the quarter but has increased over the similar period in the prior year. The expense increase resulted primarily from borrowings made to acquire a franchise on December 3, 1993 and changes in interest rates.


Inventory Valuation

  The Company uses the LIFO method of accounting for its inventories. Under this method, the cost of merchandise sold reported in the financial statements approximates current costs.

  The Company, in computing its LIFO charge throughout the fiscal year, uses an estimated percentage rate of inflation. This LIFO charge is adjusted at each year-end based upon the actual weighted average percentage rate of inflation during the fiscal year.

  The table below sets forth the LIFO charge for the first quarter ended May 28, 1994 and the similar prior year period.

                                                Three Months Ended
                                       May 28, 1994            May 29, 1993
                                       ------------            ------------
                                                  (In thousands)
 LIFO charge                               $806                    $800
                                           ====                    ====

 Estimated inflation                         2%                      2%
                                             ==                      ==


Liquidity and Capital Resources

  The Company signed a new bank credit agreement (Agreement) on January 4, 1994. The Agreement increased the available borrowings and replaced the previous bank credit agreement that was due to expire August 31, 1996.

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

                                        PART II - OTHER INFORMATION



Item 6.       Exhibits and Reports on Form 8-K

         (a)  The following Exhibits are included herein:

              --Exhibit 11. Computation of earnings per share

         (b) No report on Form 8-K was filed during the quarter ended May 28, 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                DRUG EMPORIUM, INC.
                                            -------------------------
                                                (Registrant)





Date  June 30, 1994                      By     /s/ David L. Kriegel
                                            -------------------------
                                              David L.  Kriegel
                                              Chairman
                                              Chief Executive Officer



Date  June 30, 1994                      By    /s/ Timothy S. McCord
                                            -------------------------
                                              Timothy S. McCord
                                              Chief Financial Officer