Form 10-Q
period 1994-08-27
DRUG EMPORIUM INC
filed 1994-10-11
CIK 832922

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
               AUGUST 27, 1994       OR
         ---------------------------

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                                TO
         ----------------------    ----------------------

         Commission File Number   0-16998
                                -----------


                              DRUG EMPORIUM, INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                       31-1064888
- - -----------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


155 HIDDEN RAVINES DRIVE, POWELL, OHIO                         43065
- - -----------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code        (614) 548-7080
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

                           Yes  X    No
                               ---      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


          CLASS                             Outstanding at      8/27/94
- - ----------------------------                               -----------------
Common Stock, $.10 par value                         13,170,585   shares
                                                  ---------------

                                                               INDEX

                                                        DRUG EMPORIUM, INC.


PART I.  FINANCIAL INFORMATION                                                                                          PAGE NO.
- - ------------------------------                                                                                          --------


    ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)                                                                      PAGE NUMBER


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

         Item 4.  Submission of Matters to a Vote of
                  Security Holder

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
       ---------

                                                        DRUG EMPORIUM, INC.
                                                    CONSOLIDATED BALANCE SHEETS


                                                                            AUGUST 27,           FEBRUARY 26,
                                                                           -----------           ------------
                                                                               1994                  1994
                                                                               ----                  ----
                                                                           (Unaudited)              (Audited)
                                                                                      (In thousands)
 ASSETS
 Current assets:
    Cash . . . . . . . . . . . . . . . . . . . . . . . . . .                 $    833                $    585
    Accounts receivable  . . . . . . . . . . . . . . . . . .                   11,271                   9,455
    Inventories  . . . . . . . . . . . . . . . . . . . . . .                  151,936                 146,569
    Income taxes and other . . . . . . . . . . . . . . . . .                    3,245                   3,407
                                                                             --------                --------
          Total current assets . . . . . . . . . . . . . . .                  167,285                 160,016

 Property and equipment, net . . . . . . . . . . . . . . . .                   27,645                  29,512

 Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . .                    6,426                   6,736

 Other assets  . . . . . . . . . . . . . . . . . . . . . . .                      542                     626
                                                                             --------                --------

          Total assets . . . . . . . . . . . . . . . . . . .                 $201,898                $196,890
                                                                             ========                ========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Revolving credit line  . . . . . . . . . . . . . . . . .                 $ 15,280                $ 13,480
    Accounts payable . . . . . . . . . . . . . . . . . . . .                   42,072                  37,375
    Other accrued expenses . . . . . . . . . . . . . . . . .                   22,380                  22,875
    Current maturities of long-term debt . . . . . . . . . .                    4,178                   4,110
                                                                             --------                --------
          Total current liabilities  . . . . . . . . . . . .                   83,910                  77,840

 Convertible subordinated debt . . . . . . . . . . . . . . .                   50,834                  50,805

 Long-term debt, other . . . . . . . . . . . . . . . . . . .                   15,118                  16,761

 Shareholders' equity:
    Preferred stock, authorized 2,000,000
      shares, none issued  . . . . . . . . . . . . . . . . .                        -                       -
    Common stock, stated value $.10 per
      share, authorized 28,000,000, issued
      and outstanding 13,171,000 at August 27,
      1994 and 13,154,000 at February 26,
      1994 . . . . . . . . . . . . . . . . . . . . . . . . .                    1,317                   1,315
    Additional paid-in capital . . . . . . . . . . . . . . .                   32,067                  32,014
    Retained earnings  . . . . . . . . . . . . . . . . . . .                   18,652                  18,155
                                                                             --------                --------
          Total shareholders' equity . . . . . . . . . . . .                   52,036                  51,484
                                                                             --------                --------
          Total liabilities and shareholders'
            equity . . . . . . . . . . . . . . . . . . . . .                 $201,898                $196,890
                                                                             ========                ========

See accompanying notes.


                                                        DRUG EMPORIUM, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Three Months Ended                     Six Months Ended
                                                     August 27,        August 28,        August 27,        August 28,
                                                     ----------        ----------        ----------        ----------
                                                        1994              1993              1994              1993
                                                        ----              ----              ----              ----
                                                                               (Unaudited)
                                                                   (In thousands, except per share data)
 Net sales . . . . . . . . . . . . . . . . .           $184,169            $184,050           $372,847          $366,588

 Cost of sales . . . . . . . . . . . . . . .            145,660             145,770            294,784           290,389
                                                       --------            --------           --------          --------
                                                         38,509              38,280             78,063            76,199

 Selling, administrative and occupancy
 expenses  . . . . . . . . . . . . . . . . .             36,481              36,411             73,901            72,521

 Interest expense, net . . . . . . . . . . .              1,654               1,559              3,340             3,116
                                                       --------            --------           --------          --------

 Income before income taxes  . . . . . . . .                374                 310                822               562

 Provision for income taxes  . . . . . . . .                146                 124                325               225
                                                       --------            --------           --------          --------

 Net income  . . . . . . . . . . . . . . . .           $    228            $    186           $    497          $    337
                                                       ========            ========           ========          ========


 Net income per share  . . . . . . . . . . .               $.02                $.01               $.04              $.03
                                                           ====                ====               ====              ====


 Weighted average number of common shares
 used in computing net income per share  . .
                                                         13,169              13,179             13,162            13,140
                                                         ======              ======             ======            ======

See accompanying notes.

                                                        DRUG EMPORIUM, INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Six Months Ended
                                                                      AUGUST 27, 1994         AUGUST 28, 1993
                                                                      ---------------         ---------------
                                                                                 (Unaudited)
                                                                                (In thousands)
 Operating activities:
   Net income  . . . . . . . . . . . . . . . . . . . . .                    $    497                 $   337
   Add non-cash charges:
     Depreciation and amortization . . . . . . . . . . .                       3,527                   3,302
     Minority interest . . . . . . . . . . . . . . . . .                           -                     240
     LIFO provision  . . . . . . . . . . . . . . . . . .                       1,612                   1,620
   Cash provided by current assets and
     liabilities:
          Accounts receivable  . . . . . . . . . . . . .                      (1,816)                 (1,021)
          Inventories at current cost  . . . . . . . . .                      (6,979)                  6,061
          Accounts payable and accrued
            expenses . . . . . . . . . . . . . . . . . .                       4,202                   5,092
          Other  . . . . . . . . . . . . . . . . . . . .                         182                    (533)
                                                                            --------                --------
   Net cash provided by operating
      activities . . . . . . . . . . . . . . . . . . . .                       1,225                  15,098

 Investing activities:
   Purchase of property and equipment,
      net  . . . . . . . . . . . . . . . . . . . . . . .                      (1,257)                 (1,952)

 Financing activities:
   Net repayments under revolving credit
      line . . . . . . . . . . . . . . . . . . . . . . .                       1,800                 (12,000)
   Net repayments, other . . . . . . . . . . . . . . . .                      (1,575)                 (1,153)
   Other . . . . . . . . . . . . . . . . . . . . . . . .                          55                      51
                                                                            --------                --------

   Net cash provided by (used for)
          financing activities                                                   280                 (13,102)
                                                                            --------                --------

 Increase in cash and cash equivalents . . . . . . . . .                         248                      44

 Cash and cash equivalents, beginning of
    period . . . . . . . . . . . . . . . . . . . . . . .                         585                     465
                                                                            --------                --------

 Cash and cash equivalents, end of
    period . . . . . . . . . . . . . . . . . . . . . . .                    $    833                $    509
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
                                                Three Months Ended                 Six Months Ended
                                           August 27,          August 28,       August 27,       August 28,
                                           ---------------     ----------       ----------       ----------
                                                 1994             1993             1994             1994
                                                 ----             ----             ----             ----
 Net sales (in thousands)                     $184,169         $184,050         $372,847         $366,588

 Gross margin                                     20.9%            20.8%            20.9%            20.8%

 Selling, administrative
    and occupancy expenses                        19.8             19.8             19.8             19.8
 Interest expense, net                              .9               .8               .9               .9
                                                 -----            -----            -----            -----

 Income before income taxes                         .2               .2               .2               .2

 Provision for income taxes                         .1               .1               .1               .1
                                                 ------           -----            -----            -----

 Net income                                         .1%              .1%              .1%              .1%
                                                 =====            =====            =====            =====

  The net sales increase, during the second quarter and the six months ended August 27, 1994, over similar periods last year is primarily attributable to new third-party pharmacy sales and a more effective advertising campaign, partially offset by a reduction in store count.

  The following table lists corporately owned store openings and store closings for the second quarter ended August 27, 1994 and the similar prior year period.


               /.====================================+======================================+================================.\
               ||                                    |             Three Months Ended       |          Six Months Ended      ||
               ||                                    |           August 27,   August 28,    |      August 27,    August 28,  ||
               ||                                    |             1994         1993        |         1994         1993      ||
               |+------------------------------------+---------------------+----------------+-----------------+--------------+|
               ||                                    |                     |                |                 |              ||
               ||                                    |                     |                |                 |              ||
               ||    Number of stores at             |                     |                |                 |              ||
               ||      beginning of period           |            131      |       133      |        133      |       132    ||
               |+------------------------------------+---------------------+----------------+-----------------+--------------+|
               ||                                    |                     |                |                 |              ||
               ||                                    |                     |                |                 |              ||
               ||    Stores Opened                   |              1      |        3       |         2       |        5     ||
               |+------------------------------------+---------------------+----------------+-----------------+--------------+|
               ||                                    |                     |                |                 |              ||
               ||                                    |                     |                |                 |              ||
               ||    Stores Closed                   |             (2)     |       (3)      |        (5)      |       (4)    ||
               |+------------------------------------+---------------------+----------------+-----------------+--------------+|
               ||                                    |                     |                |                 |              ||
               ||                                    |                     |                |                 |              ||
               ||    Total stores at end of          |                     |                |                 |              ||
               ||      end of period                 |            130      |       133      |        130      |       133    ||
               \.====================================+======================================+================================./

  Gross margin as a percentage of net sales increased slightly during the second quarter and six months ended as compared to the similar prior year periods. This increase is due to better buying management, sales mix, and selectively strengthened product pricing, partially offset by reductions in the retail price of the most competitive items and increased distribution costs.

 Selling, administrative and occupancy expenses have remained constant as a percentage of sales.

 Interest expense has increased as a percentage of sales over the prior year similar quarter primarily from borrowings made to acquire a franchise on December 27, 1993 and changes in interest rates.


Inventory Valuation

  The Company uses the LIFO method of accounting for its inventories. Under this method, the cost of merchandise sold reported in the financial statements approximates current costs.

  The Company, in computing its LIFO charge throughout the fiscal year, uses an estimated percentage rate of inflation. The estimated inflation rate used in the table below was 2% for all periods. This LIFO charge is adjusted at each year-end based upon the actual weighted average percentage rate of inflation during the fiscal year.

  The table below sets forth the LIFO charge for the second quarter and six months ended August 27, 1994 and the similar prior year period.

                                            Three Months Ended                  Six Months Ended
                                     August 27,           August 28,       August 27,       August 28,
                                     ---------------      ----------       ----------       ----------
                                          1994               1993             1994             1993
                                          ----               ----             ----             ----
                                                               (In thousands)
 LIFO charge                               $806              $800            $1,612           $1,620
                                           ====              ====            ======           ======


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

                          PART II - OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders

              The annual meeting of the stockholders of Drug Emporium, Inc. was held on June 23, 1994. The only items voted on at the meeting were the election of directors and ratification of Ernst & Young as the independent auditors. The proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees and all such nominees were elected.

              The following persons were elected as directors for a three-year term:
                                                        Votes                                  Broker
                                                       Against                                  Non-
                        Name            Votes For     (Withheld)        Abstentions             Votes
                        ----            ---------     ----------        -----------             -----
              Macy T. Block             10,821,805      50,858

              John B. Gerlach           10,820,731      51,932

              David L. Kriegel          10,821,731      50,932

              The following summarizes the vote with respect to the independent auditors:
                              Votes                                  Broker
                             Against                                  Non-
              Votes For     (Withheld)        Abstentions             Votes
              ---------     ----------        -----------             -----
              10,754,993    87,117            20,553

Item 6.       Exhibits and Reports on Form 8-K

         (a)  The following Exhibits are included herein:

              --Exhibit 11. Computation of earnings per share

         (b) No report on Form 8-K was filed during the quarter ended August 27, 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                DRUG EMPORIUM, INC.
                                        ---------------------------------
                                            (Registrant)





Date   September 30, 1994               By    /s/ David L. Kriegel
     ------------------------              -----------------------------------
                                              David L. Kriegel
                                              Chairman
                                              Chief Executive Officer



Date   September 30, 1994               By    /s/ Timothy S. McCord
    ------------------------              ------------------------------------
                                              Timothy S. McCord
                                              Chief Financial Officer