Form 10-Q/A
period 1994-08-27
DRUG EMPORIUM INC
filed 1995-01-06
CIK 832922

                                FORM 10-Q/A-1

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

                           Yes  X    No
                               ---      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


          CLASS                             Outstanding at      8/27/94
- ----------------------------                               -----------------
Common Stock, $.10 par value                         13,170,585   shares
                                                  ---------------

The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarterly period ended August 27, 1994 as set forth in the pages attached hereto:

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                                DRUG EMPORIUM, INC.
                                        ---------------------------------
                                            (Registrant)





Date   January 6, 1995                 By     /s/ David L. Kriegel
     ------------------------              -----------------------------------
                                              David L. Kriegel
                                              Chairman
                                              Chief Executive Officer



Date   January 6, 1995                 By     /s/ Timothy S. McCord
    ------------------------              ------------------------------------
                                              Timothy S. McCord
                                              Chief Financial Officer

                                Exhibit Index


   Official
Exhibit Number                  Description
- --------------                  -----------

      11*                       Statement Re: Computation
                                of earnings per share

      27                        Financial Data Schedule


*Previously filed