Form 10-Q
period 1994-11-26
DRUG EMPORIUM INC
filed 1995-01-09
CIK 832922

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
               November 26, 1994       OR
         -----------------------------

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________________ TO ___________________


         Commission File Number   0-16998
                                  -------



                              DRUG EMPORIUM, INC.
 ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Delaware                                       31-1064888
 ---------------------------------------------------------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                     Identification No.)


    155 Hidden Ravines Drive, Powell, Ohio                      43065
 ---------------------------------------------------------------------------
   (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code        (614) 548-7080
                                                   --------------------------


 ---------------------------------------------------------------------------
             Former name, former address and former fiscal year,
                        if changed since last report.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X    No
                               ---      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


          Class                             Outstanding at      11/26/94
- ----------------------------                               ------------------
Common Stock, $.10 par value                         13,170,585   shares
                                                  ---------------

                                      INDEX

                                DRUG EMPORIUM, INC.


PART I.  FINANCIAL INFORMATION                                           Page No.
- ------------------------------                                           --------


    Item 1.  Financial Statements (Unaudited)


         Consolidated Balance Sheets  . . . . . . . . . . . . . .. . . . . . .  3


         Consolidated Statements of Operations  . . . . . . . . .. . . . . . .  4


         Consolidated Statements of Cash Flows  . . . . . . . . .. . . . . . .  5


         Notes to Consolidated Financial Statements . . . . . . .. . . . . . .  6


    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations  . . .. . . . . .  7-9




PART II.  OTHER INFORMATION
- ---------------------------


    Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . .. . . . . .   10




SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . 11
- ----------




EXHIBIT 11 - STATEMENT RE:  COMPUTATION OF EARNINGS
- ---------------------------------------------------
              PER SHARE . . . . . . . . . . . . . . . . . . . . .. . . . . . . 12
              ---------

EXHIBIT 27 - FINANCIAL DATA SCHEDULE  . . . . . . . . . . . . . .. . . . . . . 13
- ------------------------------------

                                                        DRUG EMPORIUM, INC.
                                                    CONSOLIDATED BALANCE SHEETS

                                                                           November 26,          February 26,
                                                                           ------------          ------------
                                                                               1994                  1994
                                                                               ----                  ----
                                                                           (Unaudited)              (Audited)
                                                                                      (In thousands)
 ASSETS
 Current assets:
    Cash . . . . . . . . . . . . . . . . . . . . . . . . . .                 $    482                $    585
    Accounts receivable  . . . . . . . . . . . . . . . . . .                   11,683                   9,455
    Inventories  . . . . . . . . . . . . . . . . . . . . . .                  157,889                 146,569
    Income taxes and other . . . . . . . . . . . . . . . . .                    7,965                   3,407
                                                                             --------                --------
          Total current assets . . . . . . . . . . . . . . .                  178,019                 160,016

 Property and equipment, net . . . . . . . . . . . . . . . .                   26,433                  29,512

 Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . .                    6,058                   6,736

 Other assets  . . . . . . . . . . . . . . . . . . . . . . .                      481                     626
                                                                             --------                --------

          Total assets . . . . . . . . . . . . . . . . . . .                 $210,991                $196,890
                                                                             ========                ========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Revolving credit line  . . . . . . . . . . . . . . . . .                 $ 16,280                $ 13,480
    Accounts payable . . . . . . . . . . . . . . . . . . . .                   53,134                  37,375
    Accrued expenses . . . . . . . . . . . . . . . . . . . .                   28,596                  22,875
    Current maturities of long-term debt . . . . . . . . . .                    4,120                   4,110
                                                                             --------                --------
          Total current liabilities  . . . . . . . . . . . .                  102,130                  77,840

 Convertible subordinated debt . . . . . . . . . . . . . . .                   50,848                  50,805

 Long-term debt, other . . . . . . . . . . . . . . . . . . .                   13,870                  16,761

 Shareholders' equity:
    Preferred stock, authorized 2,000,000
      shares, none issued  . . . . . . . . . . . . . . . . .                        -                       -
    Common stock, stated value $.10 per share,
      authorized 28,000,000, issued and
      outstanding 13,171,000 at November 26,
      1994 and 13,154,000 at February 26, 1994                                  1,317                   1,315
    Additional paid-in capital . . . . . . . . . . . . . . .                   32,067                  32,014
    Retained earnings  . . . . . . . . . . . . . . . . . . .                   10,759                  18,155
                                                                             --------                --------
          Total shareholders' equity . . . . . . . . . . . .                   44,143                  51,484
                                                                             --------                --------
          Total liabilities and shareholders'
            equity . . . . . . . . . . . . . . . . . . . . .                 $210,991                $196,890
                                                                             ========                ========

See accompanying notes.



                                                        DRUG EMPORIUM, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Three Months Ended                    Nine Months Ended
                                                      November 26,      November 27,        November 26,      November 27,
                                                      ------------      ------------        ------------      ------------
                                                          1994              1993                1994              1993
                                                          ----              ----                ----              ----
                                                                                  (Unaudited)
                                                                     (In thousands, except per share data)
 Net sales . . . . . . . . . . . . . . . . .          $176,343             $180,209          $549,190           $546,797

 Cost of sales . . . . . . . . . . . . . . .           139,087              141,997           433,871            432,386
                                                      --------             --------          --------           --------
                                                        37,256               38,212           115,319            114,411

 Selling, administrative and
 occupancy expenses  . . . . . . . . . . . .            35,674               36,569           109,575            109,090

 Store closure provision . . . . . . . . . .            11,850                    -            11,850                  -

 Interest expense, net . . . . . . . . . . .             1,824                1,495             5,165              4,611
                                                      --------             --------          --------           --------

 Income (loss) before income taxes . . . . .           (12,092)                 148           (11,271)               710

 Provision (benefit) for income taxes  . . .            (4,200)                  59            (3,875)               284
                                                       -------             --------           -------           --------

 Net income (loss) . . . . . . . . . . . . .           $(7,892)            $     89           $(7,396)          $    426
                                                       =======             ========           =======           ========


 Net income (loss) per share . . . . . . . .             $(.60)                $.01             $.(56)              $.03
                                                         =====                 ====             =====               ====


 Weighted average number of common shares
 used in computing net income (loss) per
 share . . . . . . . . . . . . . . . . . . .            13,171               13,131            13,165             13,127
                                                        ======               ======            ======             ======


See accompanying notes.



                                                        DRUG EMPORIUM, INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Nine Months Ended
                                                                        November 26, 1994        November 27, 1993
                                                                        -----------------        -----------------
                                                                                      (Unaudited)
                                                                                    (In thousands)
 Operating activities:
   Net income (loss) . . . . . . . . . . . . . . . . . .                    $ (7,396)                 $   426
   Add non-cash charges:
     Depreciation and amortization . . . . . . . . . . .                       5,398                    5,133
     Minority interest . . . . . . . . . . . . . . . . .                           -                      272
     LIFO provision  . . . . . . . . . . . . . . . . . .                       2,418                    2,400
     Store closure provision . . . . . . . . . . . . . .                      11,850                        -
   Cash provided by current assets and
     liabilities:
          Accounts receivable  . . . . . . . . . . . . .                      (2,228)                  (2,911)
          Inventories at current cost  . . . . . . . . .                     (13,738)                  (6,779)
          Accounts payable and accrued
            expenses . . . . . . . . . . . . . . . . . .                      10,383                    8,082
          Other  . . . . . . . . . . . . . . . . . . . .                      (4,345)                    (881)
                                                                            --------                 --------
   Net cash provided by operating
      activities . . . . . . . . . . . . . . . . . . . .                       2,342                    5,742

 Investing activities:
   Purchase of property and equipment,
      net  . . . . . . . . . . . . . . . . . . . . . . .                      (2,419)                  (2,723)

 Financing activities:
   Net borrowings (repayments) under
      revolving credit line  . . . . . . . . . . . . . .                       2,800                   (1,620)
   Net repayments, other . . . . . . . . . . . . . . . .                      (2,881)                  (1,656)
   Other . . . . . . . . . . . . . . . . . . . . . . . .                          55                       64
                                                                            --------                 --------
   Net cash used for financing activities  . . . . . . .                         (26)                  (3,212)
                                                                            --------                 --------

 Change in cash  . . . . . . . . . . . . . . . . . . . .                        (103)                    (193)

 Cash, beginning of period . . . . . . . . . . . . . . .                         585                      723
                                                                            --------                 --------

 Cash, end of period . . . . . . . . . . . . . . . . . .                    $    482                 $    530
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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

  In January 1993 the Company developed and began executing a plan to improve the operating results of the stores. As a result of these efforts the Company reported seven consecutive profitable quarters. The profitable results were achieved despite continued and consistent losses from the stores in the Washington, D.C. market. Because the stores in the Washington, D.C. market did not sufficiently respond to turnaround efforts and in order to free up capital for investment in better performing markets, the Company sold seven stores in the Washington, D.C. market and announced the closing of fourteen additional stores. The cost associated with the 21 stores resulted in a pretax charge of $11,850,000 recorded in November 1994. Of the $11,850,000 charge, $6,500,000 is expected to require cash outlays for rent, broker fees and other costs associated with the leased properties. The remaining $5,350,000 primarily results from write-downs of assets including leasehold improvements, goodwill and discounts on liquidated inventories. The cash outlays required by the charge are expected to be funded by the proceeds of the sale of assets in the 21 stores.

  Proforma net income - assuming the 21 stores had been closed at the beginning of the year - for the nine months was $2,717,000 or 21 cents per share, compared with net income of $426,000 or three cents per share for the similar period of the prior year. For the quarter the proforma net income was $724,000 or five cents per share, compared with the prior year reported net income for the same period of $89,000 or one cent per share.


  The following table sets forth selected items from the Company's Consolidated
Statement of Operations expressed as a percentage of net sales for the periods indicated.

                                         Three Months Ended                      Nine Months Ended
                                  ---------------------------------      --------------------------------
                                                          November 27                          November 27
                                    November 26, 1994         1993        November 26, 1994        1993
                                  ---------------------    ----------   ---------------------   ----------
                                  Proforma*    Reported     Reported    Proforma*   Reported     Reported
                                 ----------   ----------   ----------  ----------  ----------   ----------
 Net sales (in thousands)  . .     $155,575    $176,343      $180,209    $482,352   $549,190      $546,797

 Gross margin  . . . . . . . .         21.1%       21.1 %        21.2%       21.0%      21.0 %        20.9%

 Selling, administrative
   and occupancy expenses  . .         19.4        20.2          20.3        19.3       19.9          20.0

 Interest expense, net . . . .           .9         1.0            .8          .8         .9            .8

 Store closing expense . . . .           .-         6.7            .-          .-        2.2            .-
                                   --------    --------      --------    --------   --------      --------

 Income before income
   taxes   . . . . . . . . . .           .8        (6.8)           .1          .9       (2.0)           .1

 Provision for income
   taxes   . . . . . . . . . .           .3        (2.4)           .-          .4        (.7)           .-
                                   --------    --------      --------    --------   --------      --------

 Net income  . . . . . . . . .           .5%       (4.4)%          .1%         .5%      (1.3)%          .1%
                                   ========    ========      ========    ========   ========      ========


*Proforma assumes sold and closed stores had been disposed of prior to the beginning of the 1995 fiscal year.


   The net sales decrease during the third quarter and the nine months ended November 26, 1994 over similar periods last year is attributable to the reduction in the number of stores in operation. Same store sales have increased 1% for the nine months and are flat for the quarter.

   The following table lists corporately-owned store openings and store closings for the third quarter and year-to-date periods ended November 26, 1994 and the similar prior year periods.

                                               Three Months Ended                Nine Months Ended
                                           November 26, November 27,         November 26, November 27,
                                               1994         1993                 1994         1993
                                               ----         ----                 ----         ----
  Number of stores at
    beginning of period ................      130              133              133              132


  Stores opened ........................        -                2                2                7


  Stores closed or sold ................       (7)              (1)             (12)              (5)


  Total stores at end of period .......       123              134              123              134



   Proforma selling, administrative and occupancy expenses decreased over the reported amounts as a result of the closing stores not having sufficient net sales to adequately cover direct operating costs.

   Interest expense has increased as a percentage of sales over the prior year similar quarter primarily from borrowings made to acquire a franchise on December 27, 1993 and changes in interest rates.


Inventory Valuation

   The Company uses the LIFO method of accounting for its inventories. Under this method, the cost of merchandise sold reported in the financial statements approximates current cost.

   The Company, in computing its LIFO charge throughout the fiscal year, uses an estimated percentage rate of inflation. The estimated inflation rate used in the table below was 2% for all periods. This LIFO charge is adjusted at each year-end based upon the actual weighted average percentage rate of inflation during the fiscal year.

   The table below sets forth the LIFO charge for the second quarter and nine months ended November 26, 1994 and the similar prior year period.

                                            Three Months Ended                  Nine Months Ended
                                         November 26     November 27      November 26      November 27
                                          1994              1993              1994             1993
                                          ----              ----              ----             ----
                                                               (In thousands)

 LIFO charge                              $806              $780             $2,418           $2,400
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

                          PART II - OTHER INFORMATION



         Item 6.       Exhibits and Reports on Form 8-K

            (a)  The following Exhibits are included herein:

                 --Exhibit 11. Computation of earnings per share

                 --Exhibit 27. Financial Data Schedule

            (b) The Company filed a Form 8-K dated November 11, 1994 to report under Item 5, "Other Events," the disposition of assets in the Washington D.C. market. The Form 8-K contained statements of operations and proforma statements for the six months ended August 27, 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         DRUG EMPORIUM, INC.
                                    -----------------------------
                                             (Registrant)




Date   January 6, 1995              By    /s/ David L. Kriegel
     ------------------------          ----------------------------
                                         David L. Kriegel
                                         Chairman
                                         Chief Executive Officer



Date   January 6, 1995              By    /s/ Timothy S. McCord
     ------------------------          -----------------------------
                                         Timothy S. McCord
                                         Chief Financial Officer