Form 10-K
period 1995-02-25
DRUG EMPORIUM INC
filed 1995-05-26
CIK 832922

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K
(MARK ONE)
   [ x ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended February 25, 1995

                                       OR

   [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from ____________ to ____________

                        Commission File Number 0-16998

                             DRUG EMPORIUM, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       DELAWARE                                            31-1064888
(STATE OF CORPORATION)                         (IRS EMPLOYER IDENTIFICATION NO.)

                                 ----------------

        155 HIDDEN RAVINES DRIVE
              POWELL, OHIO                                   43065
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

                                 ----------------

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

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

            At May 19, 1995, there were 13,182,585 shares of Drug Emporium common stock outstanding. The aggregate market value of shares of common stock held by non-affiliates of the Registrant as of May 19, 1995 was approximately $43,164,000, based on a closing price of $4.375 per share on Nasdaq National Market on such date.

                      DOCUMENTS INCORPORATED BY REFERENCE

            Part II, Items 6., 7. and 8., and Part IV, Item 14. incorporate by reference portions of the Drug Emporium, Inc. Annual Report to Stockholders for the year ended February 25, 1995. Part III, Items 10., 11., 12., and 13. incorporate by reference portions of the Drug Emporium, Inc. Proxy Statement for the 1995 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, the Drug Emporium, Inc. Annual Report to Stockholders for the year ended February 25, 1995 is not deemed filed as part of this report.

ITEM 1.          BUSINESS
- -------          --------

INTRODUCTION

            In 1977, the first Drug Emporium store was opened in Columbus, Ohio. Today, the Company operates 113 company-owned stores and franchises 99 stores with combined revenues in excess of $1.3 billion. The accompanying financial statements include only amounts related to company-owned stores.

            Drug Emporium is a category-dominant, value-added retailer selling health and beauty care, over-the-counter medication, prescription drugs, greeting cards, cosmetics and highly-consumable products at everyday low prices. Product lines include a vast array of health items, cosmetics, designer fragrances and seasonal lines. Pharmacy sales contributed to 25%, 24% and 21% of total revenue for fiscal 1995, 1994 and 1993.

            The Company's common stock trades on the Nasdaq National Market under the symbol DEMP. As of February 25, 1995, there were 13,170,585 shares outstanding. Drug Emporium's 7-3/4% convertible subordinated debentures, due October 1, 2014, are traded on the Nasdaq National Market under the symbol DEMPG.

            In January 1993, the Company developed and began executing a plan to improve the operating results of the stores. As a result of these efforts the Company reported seven consecutive profitable quarters. The profitable results were achieved despite continued and consistent losses from the stores in the Washington, D.C. market. Because the stores in the Washington, D.C. market did not sufficiently respond to turnaround efforts and in order to free up capital for investment in better performing markets, the Company sold seven stores in the Washington, D.C. market and announced the closing of fourteen additional stores. The cost associated with these 21 stores resulted in a pretax charge of $11,850,000 recorded in November 1994. Of the $11,850,000 charge, $6,500,000 is expected to require cash outlays for rent, broker fees and other costs associated with the leased properties. The remaining $5,350,000 primarily results from write-downs of assets including leasehold improvements, goodwill and discounts on liquidated inventories. The cash outlays required by the charge are expected to be funded by the proceeds of the sale of assets in the 21 stores.

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

            The typical trade area for a Drug Emporium store encompasses 200,000 people in 75,000 households within a defined area, usually five miles. The customer profile: 80 percent middle-to-upper income women between the ages of 25 and 54 who shop on a two-and-a-half week cycle.

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

            Most stores are open seven days and 80 hours a week. Each store has a similar layout, with the pharmacy located in the rear of the store. Company stores accept payment in cash or by check or credit card and from third-party providers.

            The table set forth below lists the 212 Drug Emporium stores by market as of February 25, 1995:

WHOLLY-OWNED:
- -------------
Columbus, Cincinnati, Dayton,  OH                                              19
Philadelphia, PA                                                               25
Atlanta, Augusta, GA, and Charleston, SC                                       24
Washington, DC                                                                  5
Los Angeles, San Francisco, CA                                                 22
Milwaukee, WI                                                                   5
St. Louis, MO                                                                   4
Indianapolis, IN                                                                2
Orlando, FL                                                                     2
Minneapolis, MN                                                                 5
                                                                              ---

                                                                              113
                                                                              ===

INDEPENDENT FRANCHISES:
- -----------------------
Charlotte, Raleigh, Durham, Concord, NC                                         6
Phoenix, Tucson, AZ                                                             8
Kansas City, MO                                                                 3
Dallas, TX                                                                     16
Seattle, Tacoma, WA                                                            17
San Antonio, Austin, Houston, TX                                                8
Virginia Beach, VA                                                              7
Greensboro, Winston-Salem, NC                                                   3
Barboursville, Charleston, WV                                                   3
Baton Rouge, LA                                                                 1
Oklahoma City, OK                                                               1
Lafayette, Shreveport, LA, and Amarillo, Abilene,
 Longview, Lubbock, Denton, TX, Little Rock, AZ,
 and Wichita KS                                                                11
Louisville, KY                                                                  4
Richmond, Charlottesville, VA                                                   3
Omaha, NE                                                                       2
Victoria, Brownsville, TX                                                       2
Union City, NJ                                                                  2
Morris Plains, NJ                                                               1
Las Vegas, NV                                                                   1
                                                                               --

                                                                               99
                                                                               ==

            Subsequent to February 25, 1995, the Company acquired stores in the Baton Rouge, LA and Louisville, KY markets.

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

            Company and, to a limited extent, franchisee pharmacy matters are supervised by the Director of Pharmacy who directs compliance with state and federal pharmacy regulations and training. The Company has implemented a computerized pharmacy system across its network of Company stores. Most franchisees have installed similar systems. The system simplifies the preparation of labels and maintenance of patient profiles.

            Drug Emporium continues to have a strong franchise network consisting of 99 stores. In 1993, Drug Emporium, Inc. established a Franchise Advisory Board designed to provide a forum to investigate and discuss issues and concerns of the Company and its franchisees. One of the major accomplishments of the Franchise Advisory Board was the formation of a program called DESIRE, which stands for Drug Emporium Shares in Research and Education.

            Under its franchise system, the Company permits franchisees to operate Drug Emporium stores in a specific geographic area based on ADIs (areas of dominant influence of television signals). Prospective franchisees must make a minimum equity investment of $1,000,000 per store and establish an acceptable line of credit in the amount of $500,000 per store. The Company
assists franchisees in site selection, store layout,     and establishing
purchasing and advertising policies.

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

            The current franchise agreement provides for franchise royalties at a minimum rate of $6,000 per store for the second year and $25,000 per year per store for stores open three years or more against the following percentage royalties: 1% on gross sales from $3.5 million to $6 million, 2% from $6 million to $8 million, 3% from $8 million to $10 million, and 1.25% on gross sales over $10 million.

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

            The Company may either open its own stores or allow other franchisees to open stores in a franchisee's territory outside a defined area for each existing store if the franchisee fails to comply with the development schedule agreed upon by the Company and the franchisee.

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

MERCHANDISING AND MARKETING

            The Company's merchandising goal is to provide customers with the widest available selection of health and beauty aids, cosmetics, prescription drugs and general merchandise at everyday low prices. The Company estimates that approximately 67% of a typical store's sales mix is health and beauty aids and general merchandise, 25% pharmacy items and 8% cosmetics.

            The Company is continuing to aggressively oversee strategies designed to lower the total cost of acquiring merchandise in order to continue to be competitive with other national and regional chain discounters. The Company began implementing point of sale (POS) scanning during fiscal 1994. POS will provide information to better manage gross margins and inventory levels by electronically capturing transactions at the store level.

            During fiscal 1995, no single vendor accounted for more than 10% of the Company's purchases. The Company purchases from over 500 vendors, although the great majority of the business is conducted with approximately 100 vendors. The Company believes it is a significant customer for each of these 100 vendors.

            During fiscal 1994 and 1995, the Company expanded its private label program with various manufacturers of health and beauty aids and general merchandise. Drug Emporium brand products include analgesics, laxatives, cough and cold remedies, wet 'n drys and hosiery. Currently, out of a total of 25,000 average stockkeeping units ("SKUs") per store, there are over 500 private label SKUs and the program is expected to expand to over 650 SKUs over the next few years.

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

CUSTOMER SERVICE

            The Company believes that its commitment to customer service is an important ingredient of its success. The Company encourages its managers and other employees to be responsible to customers. The stores are designed to make products easily accessible. Store employees are trained to be friendly and helpful to customers. Each store has numerous cashiers to speed up and facilitate customer check-out.

COMPETITION

            The sale of deep discount health and beauty aids, cosmetics and prescription drugs is highly competitive. The Company believes that the principal bases of competition in this market are price, product variety, service, site location and customer recognition. The Company also believes there exist only a few similar companies, the major ones being Phar-Mor Inc. and F&M Distributors Inc. The Company's stores compete not only with those similar companies but with numerous other drug stores with national or regional images, but also with supermarkets, combination stores and discount stores. Many of the Company's supermarket, combination store and discount and retail drug store competitors have more outlets and substantially greater financial resources than the Company or have more convenient locations than Company stores. The Company believes that its prices are competitive and that it offers greater product variety and better service than its competitors. The Company also believes that the smaller size of its stores compared to the major discount competitors provides a better shopping experience and allows a better selection of sites in tight real estate markets that exist in some major cities. The Company 's ability to expand successfully into new markets is especially sensitive to the competitive factors in those markets.

EMPLOYEES AND TRAINING

            At February 25, 1995, the Company had a total of approximately 5,800 employees, both full-time and part-time, of which 128 were corporate staff personnel. None of the employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

            Drug Emporium believes that the training of store employees and franchisees is one of the most important elements of its business. The Company conducts training classes at its headquarters, and senior management works closely with regional and district managers in this regard.

REGULATION

            The sale of franchises by the Company is subject to regulation by the Federal Trade Commission and various states in which it does, or may in the future do, business. Such regulations generally require the prior registration or an exemption from registration for the sale of franchises and delivery to prospective franchisees of a franchise disclosure document. No assurances can be given that any future changes in the existing laws or the promulgation of new laws will not adversely affect the Company.

            The Company is also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions. A portion of the Company's personnel are paid at rates related to the federal minimum wage, and accordingly, further increases in the minimum wage increase the Company's labor costs.

            The prescription drug business is subject to the federal Food, Drug and Cosmetic Act, Drug Abuse Prevention and Control Act and Fair Packaging and Labeling Act relating to the content and labeling of drug products, comparable state statutes and state regulation regarding recordkeeping and licensing matters with civil and criminal penalties for violations.

SERVICE MARKS

            The Company has obtained federal registrations of the servicemark "Drug Emporium" and "Savings So Big You Need A Shopping Cart" for retail drug store services "Drug Emporium" for technical aid and assistance in the establishment and operation of retail drug stores and "Drug Emporium", plus design, for retail drug store services. Federal registration of the servicemarks "Food and Drug Emporium," "Drug Emporium RX," and "Drug Emporium Express" are currently pending.

            The mark "Drug Emporium" has been registered in the states of Alabama, Arizona, Arkansas, California, Colorado, Florida, Georgia, Indiana, Kansas, Kentucky, Louisiana, Maryland, Minnesota, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin, as well as Mexico and Puerto Rico. The mark "Savings So Big You Need A Shopping Cart" has been filed and is pending in Canada and Mexico. The mark "Drug Emporium," plus design, and the shopping cart design have been filed in Mexico, Japan and France, and the shopping cart design is registered in Canada. The Company believes that these marks are of material importance to its business.

            Federal registration of a mark does not create new substantive rights to use the mark or to assert rights based on ownership, but it does provide additional remedies for the protection of the mark.

EXECUTIVE OFFICERS OF THE COMPANY

            The Company's executive officers are:
                                                                                                Served as
             Name              Age                         Position (1)                       Officer Since
- ------------------------------------------------------------------------------------------------------------
 David L. Kriegel              49       Chairman of the Board, Chief Executive Officer,            1992
                                        Director

 Robert E. Lyons, III          44       Senior Vice President                                      1990

 Timothy S. McCord             35       Chief Financial Officer                                    1994

 Jane H. Lagusch               49       Vice President, Secretary                                  1990

 Keith E. Alessi               40       Treasurer                                                  1993

(1) Officers serve until their successors are chosen and are qualified subject to earlier removal by the board of directors, and subject to rights, if any, under employment contracts.

DAVID L. KRIEGEL
- ----------------

            Since December 1992, Mr. Kriegel has been the Chairman and Chief Executive Officer of the Company. Mr. Kriegel is Chairman and Chief Executive Officer of Kriegel Holding Company, Inc., a privately-owned corporation dealing with consumer products, real estate and distribution. Until January 1993, Mr. Kriegel was Vice President of Cardinal Health and Marketing Group, a division of Cardinal Distribution, Inc., a publicly owned company. From September 1988 to December 1990, Mr. Kriegel was Corporate Vice President of Roundy's Inc., a cooperative food distributor. Mr. Kriegel is a director of Bank One, Lima, N.A.

ROBERT E. LYONS, III
- --------------------

            Mr. Lyons assumed a new position with the Company in January 1993 as Senior Vice President with key marketing and merchandising responsibilities. From January 1990 to December 1992, Mr. Lyons was President and Chief Operating Officer of the Company. Mr. Lyons has been with the Company and/or associated with a franchise since 1983.

TIMOTHY S. McCORD
- -----------------

          Since June 1994, Mr. McCord, a Certified Public Accountant, has served as Chief Financial Officer. From June 1993 to June 1994, Mr. McCord was Controller of the Company. Previous to joining the Company, Mr. McCord was employed by Ernst & Young, LLP, the external auditors to the Company, for ten years.

JANE H. LAGUSCH
- ---------------

                Ms. Lagusch was appointed a Vice President of the Company January 30, 1993. Ms. Lagusch has been the Secretary of the Company since January 1990.

KEITH E. ALESSI
- ---------------

                Mr. Alessi is a member of the board of directors and Treasurer of the Company. He served as Chief Financial Officer from January to June of 1993 to June of 1994. Since 1988, Mr. Alessi has been associated with Farm Fresh, Inc., a privately-held grocery chain, in various capacities, and currently as Vice Chairman and director. Mr. Alessi is also Chairman and Chief Executive Officer of Virginia Supermarkets, Inc. and is a director of New Cort Holding, Inc.


ITEM 2.         PROPERTIES
- -------         ----------

            All of the Company's stores are occupied pursuant to long-term leases that vary as to rental provisions, expiration dates, renewal options, and rental amounts and payment provisions. The Company does not deem any individual stores lease to be significant in relation to its overall operations. For information as to the amount of the Company's rental obligations for retail store leases, see Note 5 of Notes to Consolidated Financial Statements.

            The Company also owns a 20,000 square foot executive office building for its use as its principal office. The site includes five acres of property and is located in Powell, Ohio, just north of Columbus.


ITEM 3.         LEGAL PROCEEDINGS
- -------         -----------------

            Nortex Drug Distributors, Inc v. Drug Emporium, Inc., Case No. C2-93-767, filed August 6, 1993, and Texas Drug Distributors, Inc. V. Drug Emporium, Inc, Case No. C2-93-847, filed August 30, 1993, both of which are pending in the United States District Court, Southern District of Ohio, Eastern Division. The plaintiffs in the two suits are both franchisees of the Company. The claims set forth in the complaints are substantially the same in both suits and allege that the Company failed to perform as required under the Company's franchise agreements with plaintiffs under Texas law. Plaintiffs also claim that the Company imposed a mandatory pricing structure on plaintiffs which violated state and federal antitrust laws. The plaintiffs are seeking treble damages and a declaration that the noncompetition clause in the franchise agreements is unenforceable. No specific amount of damages is claimed. The Company is aggressively defending these suits.


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------         ---------------------------------------------------

            Not applicable.


ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
- -------         -------------------------------------------------------------
                MATTERS
                -------

            The Company's common stock is traded on the Nasdaq National Market under the symbol DEMP. The following table sets forth, for the quarterly periods shown, the high and low sale price per share as reported on Nasdaq National Market:

        Fiscal Quarter Ended              High        Low
- -------------------------------------------------------------
May 29, 1993                            $6.875      $4.000
August 28, 1993                         $7.625      $6.250
November 27, 1993                       $6.500      $4.625
February 26, 1994                       $6.625      $4.625
May 28, 1994                            $6.125      $4.000
August 27, 1994                         $5.500      $5.000
November 26, 1994                       $5.375      $4.125
February 25, 1995                       $5.625      $3.875

                The Company paid no dividends in fiscal 1995 or 1994.

            The Company's bank credit agreement restricts payment of dividends, stock repurchases and acquisition of the Company's convertible subordinated debt to 50% of the Company's cumulative net income beginning February 27, 1994. Notwithstanding this restriction, the Company is permitted to purchase up to $10 million of its convertible subordinated debt.

            At April 17, 1995, the number of holders of record of the Company's common stock, without determination of the number of individual participants in security positions, was approximately 1,356.


ITEM 6.         SELECTED FINANCIAL DATA
- -------         -----------------------

            The information required by this Item 6 is incorporated by reference from page 11 of the Drug Emporium, Inc. Annual Report to Stockholders for the year ended February 25, 1995.


ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------         ---------------------------------------------------------------
                RESULTS OF OPERATIONS
                ---------------------

            The information required by this Item 7 is incorporated by reference from pages 12 through 14 of the Drug Emporium, Inc. Annual Report to Stockholders for the year ended February 25, 1995.


ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- -------         -------------------------------------------

            The information required by this Item 8 is incorporated by reference from pages 15 through 23 and page 25 of the Drug Emporium, Inc. Annual Report to Stockholders for the year ended February 25, 1995.


ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- -------         ---------------------------------------------------------------
                FINANCIAL DISCLOSURE
                --------------------

            None.


ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- --------        --------------------------------------------------

            Certain of the information required by this Item 10 is set forth under Item 1. "Executive Officers of the Company."

            *


ITEM 11.        EXECUTIVE COMPENSATION
- --------        ----------------------

            *


ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- --------        --------------------------------------------------------------

            *


ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------        ----------------------------------------------

            *


* Reference is made to information under the captions "Election of Directors," "Executive Compensation," "Security Ownership of Certain Beneficial Owners and Management," and "Certain Relationships and Related Transactions," in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 15, 1995. The Company mailed its definitive proxy statement to stockholders on or about May 10, 1995.

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- --------        ---------------------------------------------------------------

(a)(1)      Financial Statements

            The following Consolidated Financial Statements of Drug Emporium, Inc. are incorporated by reference in Item 8 from the pages set forth below of the Drug Emporium, Inc. Annual Report to
            Stockholders for the year ended February 25, 1995.
                                                                    Page Nos. of
                                                                   Annual Report
                                                                   -------------
                Consolidated Balance Sheets as of February 25
                (26), 1995 and 1994                                     15

                Consolidated Statements of Operations for Each
                of the Three Fiscal Years in the Period Ended
                February 25, 1995                                       16

                Consolidated Statements of Shareholders' Equity
                for Each of the Three Fiscal Years in the Period
                Ended February 25, 1995                                 16

                Consolidated Statements of Cash Flows for Each
                of the Three Fiscal Years in the Period Ended
                February 25, 1995                                       17

                Notes to Consolidated Financial Statements           18 - 23


                Report of Independent Auditors                          25


   (2)      Financial Statement Schedules
            -----------------------------

            Schedules for which provision is made in Regulation S-X are not required under the instructions contained therein, are inapplicable, or the information is included in the footnotes to the Consolidated Financial Statements.


   (3)      Exhibits List
            -------------

            (3) Articles of Incorporation and By-Laws
                -------------------------------------

                3.3  Restated Certificate of Incorporation
                     (Incorporated by reference to Exhibit 3.3 to the Company's S -1 Registration Statement No. 33-21755)

           (10) Material Contracts
                ------------------

                10.1 Drug Emporium, Inc. 1983 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company's S-1 Registration Statement Registration No. 33-21755) **

                10.2 Drug Emporium, Inc. 1984 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company's S-1 Registration Statement Registration No. 33-21755) **

                10.3 Drug Emporium, Inc. 1987 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company's S-1 Registration Statement Registration No. 33-21755) **

                10.4 Drug Emporium, Inc. 1990 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28,
                              1990) **

                10.5 Drug Emporium, Inc. Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company's S-1 Registration Statement Registration No. 33-21755) **

                          10.7 Form of License and Franchise Agreement (incorporated by reference to Exhibit
                                        10.7 to the Company's S-1
                                        Registration Statement Registration No.
                                        33-21755)

                          10.8 Form of Option Agreement (incorporated by reference to Exhibit 10.8 to the Company's S-1 Registration Statement Registration No. 33-21755)

                          *10.10 Second Amended and Restated Revolving Credit Agreement dated as of May 12, 1995, between Drug Emporium, Inc. and Bank One, Columbus, N.A.

                          10.11 Employment contract dated March 11, 1993 between David L. Kriegel and Drug Emporium, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1993) **

                          10.12 Drug Emporium, Inc. 1993 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended February 27,
                                        1993) **

                          10.13 Drug Emporium, Inc. 1993 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 27,
                                        1993) **

            *(11)         Statement re Computation of Per Share Earnings
                          ----------------------------------------------

                          11.1 Statement not required as computation is set forth in reasonable detail in the Annual Report.

            *(13)         Annual Report to Security Holders, Form 10Q or
                          ----------------------------------------------
                          Quarterly Report to Security Holders
                          ------------------------------------

                          13.1 Annual Report to Stockholders for Fiscal Year Ended February 25, 1995 (limited to those portions incorporated herein)

            *(22)         Subsidiaries of Registrant
                          --------------------------

                          22.1          The Company has the following
                                        wholly-owned subsidiaries:

                                                                                 State of
                                                Name                          Incorporation
                                        ----------------------------------------------------
                                        Centerline, Inc.                        Delaware
                                        Winter Fern Drug Distributors, Inc.      Ohio
                                        RJR Drug Distributors Inc.              Delaware
                                        Houston Venture, Inc.                    Ohio
                                        Emporium Venture, Inc.                   Ohio

            *(24)         Consent of Experts
                          ------------------
                          24.1          Consent of Ernst & Young

             (27)         Financial Data Schedule
                          -----------------------
                          27.1          Financial Data Schedule of the Company

            *Included with this Annual Report on Form 10-K
            **Compensatory plans, contracts or agreements

(b)         Reports on Form 8-K
            -------------------

            No reports on Form 8-K were filed during the fourth quarter of fiscal 1995.

                                  SIGNATURES
                                  ----------

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DRUG EMPORIUM, INC.
                                        (Registrant)



Date:       May 25, 1995                By: /s/ David L. Kriegel
                                           -------------------------------------
                                            David L. Kriegel,
                                            Chairman and Chief Executive Officer





            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date:       May 25, 1995


/s/ Timothy S. McCord                              /s/ David L. Kriegel
- -------------------------                          -----------------------------
Timothy S. McCord                                  David L. Kriegel
Chief Financial Officer                            Chairman and Chief Executive
                                                   Officer




                                                   /s/ John B. Gerlach
                                                   -----------------------------
                                                   John B. Gerlach
                                                   Director




                                                   /s/ Walter E. Sinterman
                                                   -----------------------------
                                                   Walter E. Sinterman
                                                   Director




                                                   /s/ William L. Sweet, Jr.
                                                   -----------------------------
                                                   William L. Sweet, Jr.
                                                   Director




                                                   /s/ V. J. Wiechart, Sr.
                                                   -----------------------------
                                                   V. J. Wiechart, Sr.
                                                   Director