Form 10-Q
period 1995-05-27
DRUG EMPORIUM INC
filed 1995-07-11
CIK 832922

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
               May 27, 1995       OR
         ------------------------
   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________________ TO ___________________


         Commission File Number   0-16998
                                  -------


                             DRUG EMPORIUM, INC.
- --------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


          Delaware                                       31-1064888
- --------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


155 Hidden Ravines Drive, Powell, Ohio                         43065
- --------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code        (614) 548-7080
                                                          ---------------

- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X    No
                              -----     -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


          Class                             Outstanding at      5/27/95
- ----------------------------                               -----------------
Common Stock, $.10 par value                           13,182,585     shares
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
- ----------



EXHIBIT 11 - STATEMENT RE:  COMPUTATION OF EARNINGS
- ---------------------------------------------------
              PER SHARE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11
              ---------



Exhibit 27 - FINANCIAL DATA SCHEDULE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

                              DRUG EMPORIUM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              May 27,               February 25,
                                                                              -------               ------------
                                                                                1995                    1995
                                                                                ----                    ----
                                                                            (Unaudited)              (Audited)
                                                                                      (In thousands)
 ASSETS
 Current assets:
    Cash . . . . . . . . . . . . . . . . . . . . . . . . . .                   $    663              $  1,722
    Accounts receivable  . . . . . . . . . . . . . . . . . .                     11,578                10,368
    Inventories  . . . . . . . . . . . . . . . . . . . . . .                    133,152               128,125
    Income taxes and other . . . . . . . . . . . . . . . . .                      6,394                 6,006
                                                                               --------              --------
          Total current assets . . . . . . . . . . . . . . .                    151,787               146,221

 Property and equipment, net . . . . . . . . . . . . . . . .                     22,079                22,824

 Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . .                      5,759                 5,908

 Other assets  . . . . . . . . . . . . . . . . . . . . . . .                      1,694                 1,491
                                                                               --------              --------

          Total assets . . . . . . . . . . . . . . . . . . .                   $181,319              $176,444
                                                                               ========              ========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Revolving credit line  . . . . . . . . . . . . . . . . .                   $  6,400              $      -
    Accounts payable . . . . . . . . . . . . . . . . . . . .                     44,032                38,438
    Other current liabilities  . . . . . . . . . . . . . . .                     27,559                22,795
    Current maturities of long-term debt . . . . . . . . . .                      1,514                 5,086
                                                                               --------              --------
          Total current liabilities  . . . . . . . . . . . .                     79,505                66,319

 Convertible subordinated debt . . . . . . . . . . . . . . .                     52,000                52,000

 Long-term debt, other . . . . . . . . . . . . . . . . . . .                      3,128                11,976

 Shareholders' equity:
    Preferred stock, authorized 2,000,000
      shares, none issued  . . . . . . . . . . . . . . . . .                          -                     -
    Common stock, stated value $.10 per
      share, authorized 28,000,000, issued
      and outstanding 13,183,000 at May 27,
      1995 and 13,171,000 at February 25,
      1995 . . . . . . . . . . . . . . . . . . . . . . . . .                      1,318                 1,317
    Additional paid-in capital . . . . . . . . . . . . . . .                     32,115                32,068
    Retained earnings  . . . . . . . . . . . . . . . . . . .                     13,253                12,764
                                                                               --------              --------
          Total shareholders' equity . . . . . . . . . . . .                     46,686                46,149
                                                                               --------              --------
          Total liabilities and shareholders'
            equity . . . . . . . . . . . . . . . . . . . . .                   $181,319              $176,444
                                                                               ========              ========


See accompanying notes.

                              DRUG EMPORIUM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            Three Months Ended
                                                                  May 27, 1995           May 28, 1994
                                                                  ------------           ------------
                                                                                   (Unaudited)
                                                                     (In thousands, except per share data)
Net sales . . . . . . . . . . . . . . . . . . . . . . . . .        $165,091               $188,678

Cost of sales . . . . . . . . . . . . . . . . . . . . . . .         129,877                149,260
                                                                   --------                --------
                                                                     35,214                 39,418

Selling, administrative and
occupancy expenses  . . . . . . . . . . . . . . . . . . . .          33,019                 37,284

Interest expense, net . . . . . . . . . . . . . . . . . . .           1,380                  1,686
                                                                   --------                --------

Income before income taxes  . . . . . . . . . . . . . . . .             815                    448

Provision for income taxes  . . . . . . . . . . . . . . . .             326                    179
                                                                   --------                --------

Net income  . . . . . . . . . . . . . . . . . . . . . . . .         $   489               $    269
                                                                   ========                ========


Net income per share  . . . . . . . . . . . . . . . . . . .            $.04                   $.02
                                                                       ====                   ====


Weighted average number of common shares used in computing
net income per share  . . . . . . . . . . . . . . . . . . .          13,166                 13,156
                                                                     ======                 ======




See accompanying notes.

                              DRUG EMPORIUM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Three Months Ended
                                                                           May 27, 1995              May 28, 1994
                                                                           ------------              ------------
                                                                                       (Unaudited)
                                                                                     (In thousands)
 Operating activities:
   Net income  . . . . . . . . . . . . . . . . . . . . . .                  $    489                  $    269
   Add non-cash charges:
     Depreciation and amortization . . . . . . . . . . . .                     2,201                     1,796
     LIFO provision  . . . . . . . . . . . . . . . . . . .                       751                       806
   Cash provided by current assets and
     liabilities:
         Accounts receivable   . . . . . . . . . . . . . .                      (835)                     (157)
         Inventories at current cost   . . . . . . . . . .                      (424)                    2,859
         Accounts payable and other current
          liabilities  . . . . . . . . . . . . . . . . . .                     8,081                    (4,415)
         Other . . . . . . . . . . . . . . . . . . . . . .                    (1,092)                      (86)
                                                                            --------                  --------
   Net cash provided by operating
     activities  . . . . . . . . . . . . . . . . . . . . .                     9,171                     1,072

 Investing activities:
   Purchase of property and equipment,
     net   . . . . . . . . . . . . . . . . . . . . . . . .                      (770)                     (227)
   Payment for purchase of franchisee, net
     of cash acquired  . . . . . . . . . . . . . . . . . .                    (1,700)                        -
                                                                            --------                  --------
   Net cash used for investing activities  . . . . . . . .                    (2,470)                     (227)

Financing activities:
   Net borrowings (repayments) under
     revolving credit line . . . . . . . . . . . . . . . .                     6,140                      (200)
   Net repayments, other . . . . . . . . . . . . . . . . .                   (13,948)                     (629)
   Other . . . . . . . . . . . . . . . . . . . . . . . . .                        48                        45
                                                                            --------                  --------
   Net cash used for financing activities  . . . . . . . .                    (7,760)                     (784)
                                                                            --------                  --------

 Change in cash  . . . . . . . . . . . . . . . . . . . . .                    (1,059)                       61

 Cash, beginning of period . . . . . . . . . . . . . . . .                     1,722                       585
                                                                            --------                  --------

 Cash, end of period . . . . . . . . . . . . . . . . . . .                  $    663                  $    646
                                                                            ========                  ========

Supplemental Schedule of Non-cash Investing and Financing Activities
- --------------------------------------------------------------------

The Company purchased the net assets of a franchisee for $3,136,000. In addition to the payment of $1,700,000, a note payable was incurred in the amount of $1,436,000.

This acquisition was accounted for as a purchase. Proforma results have not been presented for this acquisition since amounts were not significant.

The consolidated statements of operations reflect only the May 1995 results of this acquired enterprise.


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

3. The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Company's Form 10-K for the fiscal year ended February 25, 1995 (File No. 0-16998) for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

4. The Company is operating under a bank credit agreement as amended (Agreement) dated May 12, 1995. The Agreement allows for a revolving credit line (Revolver) of up to $45,000,000, depending on available collateral. The Revolver expires on April 30, 1998. The interest rate on the Revolver floated at the bank's prime rate (9% at May 27, 1995) during the first quarter of Fiscal 1996. The Agreement requires a commitment fee (.25% on the first $20,000,000 and .375% on the last $25,000,000) and has no compensating balance requirements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

        The following table sets forth selected items from the Company's Consolidated Statement of Operations expressed as a percentage of net sales for the periods indicated.

                                                                             Three Months Ended
                                                                 May 27, 1995                 May 28, 1994
                                                                 -------------                -------------
Net sales (in thousands) . . . . . . . . . . . . . .            $165,091                       $188,678

Gross Margin  . . . . . . . . . . . . . . . . . . .                 21.3%                          20.8%

Selling, administrative and
occupancy expenses  . . . . . . . . . . . . . . . .                 20.0                           19.7
                                                                 -------                         ------
                                                                     1.3%                           1.1%

  Net sales decreased 12.5% for the three months ended May 27, 1995 over the similar period last year, attributable to the closing of unprofitable stores in the third and fourth quarters of Fiscal 1995 and a decrease of 2% in comparable store sales.

  The following table lists corporately-owned store openings and store closings for the first quarter ended May 27, 1995 and the similar prior year period.

                                                                                     Three Months Ended
                                                                                May 27, 1995   May 28, 1994
                                                                                ------------   ------------
                           Number of stores at
                             beginning of period . . . . . . . . . . .            113                  133


                           Stores opened or acquired . . . . . . . . .              6                    1


                           Stores closed or sold . . . . . . . . . . .             (4)                  (3)
                                                                                  ----                 ----
                           Total stores at end of
                             period  . . . . . . . . . . . . . . . . .            115                  131

  Gross margin as a percentage of sales increased .5% during the first quarter over Fiscal 1995. This increase resulted from an emphasis on lower product costs, selectively strengthened product pricing and better category management, partially offset by reductions in the retail price of most competitive items and downward pressure on pharmacy margins as sales through managed care networks have increased as a percentage of pharmacy sales.

  Selling, administrative and occupancy expenses decreased in the first quarter of Fiscal 1996 compared to the similar prior year period in total dollars but increased slightly as a percentage of sales. The reduction in cost primarily resulted from the closure of underperforming stores, partially offset by increased pressure on these costs resulting from the investment in scanning, which includes equipment lease costs, the impact of the rollout on labor productivity, and training costs.

  Interest expense has decreased over the prior year similar quarter primarily from the payoff of the term debt in conjunction with a more favorable interest rate, partially offset by the increased prime rate.

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

  The table below sets forth the LIFO charge for the first quarter ended May 27, 1995 and the similar prior year period.

                                                                                      Three Months Ended
                                                                             May 27, 1995           May 28, 1994
                                                                             ------------           ------------
                                                                                        (In thousands)
                         LIFO charge . . . . . . . . . . . . . . . . .           $751                   $806
                                                                                 ====                   ====


Liquidity and Capital Resources

  In April 1995, the Company completed negotiations to improve its bank credit agreement (Agreement) to allow for more flexibility in managing cash flow. On May 12, 1995, an amendment to the Agreement became effective which included paying off the term debt under the Agreement, increasing the allowable borrowings under the revolving credit line to $45,000,000, depending on available collateral and extending the term of the Agreement to April 30, 1998. The Company had $38,600,000 of available unused credit line at May 27, 1995.

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

         (b) No report on Form 8-K was filed during the quarter ended May 27, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    DRUG EMPORIUM, INC.
                                                  -----------------------
                                                      (Registrant)





Date July 11, 1995                            By   /s/ David L. Kriegel
     -------------                                ------------------------
                                                   David L. Kriegel
                                                   Chairman
                                                   Chief Executive Officer



Date July 11, 1995                            By    /s/ Timothy S. McCord
     -------------                                -------------------------
                                                   Timothy S. McCord
                                                   Chief Financial Officer