Form 10-Q
period 1995-08-26
DRUG EMPORIUM INC
filed 1995-10-10
CIK 832922

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
               August 26, 1995       OR
         ----------------------------
   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                             TO
         -------------------    -------------------

         Commission File Number   0-16998
                                -----------


                             DRUG EMPORIUM, INC.
--------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


          Delaware                                       31-1064888
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


155 Hidden Ravines Drive, Powell, Ohio                         43065
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code        (614) 548-7080
                                                   -----------------------------

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
                           Yes  X    No
                               ---      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


          Class                             Outstanding at      8/26/95
----------------------------                               --------------------
Common Stock, $.10 par value                           13,182,585     shares
                                                   -------------------

                                     INDEX

                              DRUG EMPORIUM, INC.


PART I.  FINANCIAL INFORMATION                                                                               Page No.
------------------------------                                                                               --------
    Item 1.  Financial Statements (Unaudited)


         Condensed Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3


         Consolidated Statements of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4


         Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5


         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6


    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . 7-8




PART II.  OTHER INFORMATION
---------------------------

    Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . 9

    Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9




SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10




EXHIBIT 11 - STATEMENT RE:  COMPUTATION OF EARNINGS
---------------------------------------------------
       PER SHARE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11
       ---------

                             DRUG EMPORIUM, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             August 26,             February 25,
                                                                             ----------             ------------
                                                                                1995                    1995
                                                                                ----                    ----
                                                                            (Unaudited)               (Audited)
                                                                                       (In thousands)
 ASSETS
 Current assets:
    Cash . . . . . . . . . . . . . . . . . . . . . . . . . .                   $    574              $  1,722
    Accounts receivable  . . . . . . . . . . . . . . . . . .                     12,939                10,368
    Inventories  . . . . . . . . . . . . . . . . . . . . . .                    136,943               128,125
    Income taxes and other . . . . . . . . . . . . . . . . .                      4,680                 6,006
                                                                               --------              --------
          Total current assets . . . . . . . . . . . . . . .                    155,136               146,221

 Property and equipment, net . . . . . . . . . . . . . . . .                     21,063                22,824

 Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . .                      5,610                 5,908

 Other assets  . . . . . . . . . . . . . . . . . . . . . . .                      2,774                 1,491
                                                                               --------              --------

          Total assets . . . . . . . . . . . . . . . . . . .                   $184,583              $176,444
                                                                               ========              ========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Revolving credit line  . . . . . . . . . . . . . . . . .                   $ 15,900              $      -
    Accounts payable . . . . . . . . . . . . . . . . . . . .                     38,122                38,438
    Other current liabilities  . . . . . . . . . . . . . . .                     27,135                22,795
    Current maturities of long-term debt . . . . . . . . . .                      1,368                 5,086
                                                                               --------              --------
          Total current liabilities  . . . . . . . . . . . .                     82,525                66,319

 Convertible subordinated debt . . . . . . . . . . . . . . .                     52,000                52,000

 Long-term debt, other . . . . . . . . . . . . . . . . . . .                      2,906                11,976

 Shareholders' equity:
    Preferred stock, authorized 2,000,000
      shares, none issued  . . . . . . . . . . . . . . . . .                          -                     -
    Common stock, stated value $.10 per
      share, authorized 28,000,000, issued
      and outstanding 13,183,000 at August
      26, 1995 and 13,171,000 at February 25,
      1995 . . . . . . . . . . . . . . . . . . . . . . . . .                      1,318                 1,317
    Additional paid-in capital . . . . . . . . . . . . . . .                     32,115                32,068
    Retained earnings  . . . . . . . . . . . . . . . . . . .                     13,719                12,764
                                                                               --------              --------
          Total shareholders' equity . . . . . . . . . . . .                     47,152                46,149
                                                                               --------              --------
          Total liabilities and shareholders'
            equity . . . . . . . . . . . . . . . . . . . . .                   $184,583              $176,444
                                                                               ========              ========


See accompanying notes.

                             DRUG EMPORIUM, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Three Months Ended                  Six Months Ended
                                               August 26,       August 27,         August 26,      August 27,
                                                 1995              1994                1995           1994
                                               ---------------------------         --------------------------
                                                                        (Unaudited)
                                                           (In thousands, except per share data)
Net sales . . . . . . . . . . . . . . . . .      $167,794          $184,169          $332,885         $372,847

Cost of sales . . . . . . . . . . . . . . .       131,457           146,018           261,490          295,289
                                                 --------          --------          ---------        ---------
                                                   36,337            38,151            71,395           77,558
Selling, administrative and
occupancy expenses  . . . . . . . . . . . .        34,179            36,123            67,042           73,396

Interest expense, net . . . . . . . . . . .         1,380             1,654             2,760            3,340
                                                 --------          --------          ---------        ---------

Income before income taxes  . . . . . . . .           778               374             1,593              822

Provision for income taxes  . . . . . . . .           312               146               638              325
                                                 --------          --------          ---------        ---------

Net income  . . . . . . . . . . . . . . . .      $    466          $    228           $    955         $    497
                                                 ========          ========           ========         ========


Net income per share  . . . . . . . . . . .          $.03              $.02               $.07             $.04
                                                     ====              ====               ====             ====


Weighted average number of common shares
used in computing net income per share  . .
                                                   13,183            13,169            13,181           13,162
                                                   ======            ======            =======          =======




See accompanying notes.

                             DRUG EMPORIUM, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Six Months Ended
                                                                      August 26, 1995           August 27, 1994
                                                                      ---------------           ---------------
                                                                                  (Unaudited)
                                                                                 (In thousands)
 Operating activities:
   Net income  . . . . . . . . . . . . . . . . . . . . . .                  $    955                  $    497
   Add non-cash charges:
     Depreciation and amortization . . . . . . . . . . . .                     4,069                     3,527
     LIFO provision  . . . . . . . . . . . . . . . . . . .                     1,502                     1,612
   Cash provided by (used for) current assets and
     liabilities:
         Accounts receivable   . . . . . . . . . . . . . .                    (2,415)                   (1,816)
         Inventories at current cost   . . . . . . . . . .                    (3,432)                   (6,979)
         Accounts payable and other current
          liabilities  . . . . . . . . . . . . . . . . . .                     1,621                     4,202
         Other   . . . . . . . . . . . . . . . . . . . . .                      (649)                      182
                                                                            --------                  --------
   Net cash provided by operating
     activities  . . . . . . . . . . . . . . . . . . . . .                     1,651                     1,225

 Investing activities:
   Purchase of property and equipment,                                                                  (1,257)
     net   . . . . . . . . . . . . . . . . . . . . . . . .                    (1,405)
   Payment for purchase of retail stores,
     net of cash acquired  . . . . . . . . . . . . . . . .                    (2,766)                        -
                                                                            --------                  --------
   Net cash used for investing activities                                     (4,171)                   (1,257)

 Financing activities:
   Net borrowings (repayments) under
     revolving credit line   . . . . . . . . . . . . . . .                    15,640                     1,800
   Net repayments, other . . . . . . . . . . . . . . . . .                   (14,316)                   (1,575)
   Other . . . . . . . . . . . . . . . . . . . . . . . . .                        48                        55
                                                                            --------                  --------
   Net cash used for financing activities  . . . . . . . .                     1,372                       280
                                                                            --------                  --------

 Change in cash  . . . . . . . . . . . . . . . . . . . . .                    (1,148)                      248

 Cash, beginning of period . . . . . . . . . . . . . . . .                     1,722                       585
                                                                            --------                  --------

 Cash, end of period . . . . . . . . . . . . . . . . . . .                  $    574                  $    833
                                                                            ========                  ========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
In addition to the payment for purchase of retail stores noted above, the Company entered into a note payable agreement for $1.4 million as a component of one of the acquisitions.




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

4. During the six months ended August 26, 1995, the Company acquired six stores in three separate transactions. These acquisitions were accounted for as purchases. Proforma results have not been presented since these acquisitions were not significant.

         The consolidated statements of operations reflect the results of operations of the acquired enterprises since the dates acquired.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS
                                OF OPERATIONS


Results of Operations

  The following table sets forth selected items from the Company's consolidated statements of operations expressed as a percentage of net sales for the periods indicated.

                                                      Three Months Ended              Six Months Ended
                                                     August 26, August 27,          August 26, August 27,
                                                        1995       1994               1995       1994
                                                     ---------- ----------         ---------- ----------
Net sales (in thousands)  . . . . . . . . . . .       $167,794        $184,169        $332,885      $372,847

Gross margin  . . . . . . . . . . . . . . . . .         21.7%           20.7%           21.4%         20.8%
Selling, administrative and occupancy expenses          20.4            19.6            20.1          19.6


                                                         1.3%            1.1%            1.3%          1.2%


  For the quarter, average sales per store increased by four percent over the prior year, however, total net sales decreased as a result of operating sixteen fewer stores and a one percent decline in comparable store sales.

  The following table lists corporately-owned store openings and store closings through the second quarter ended August 26, 1995 and the similar prior year period.


                                                      Three Months Ended              Six Months Ended
                                                     August 26, August 27,          August 26, August 27,
                                                        1995       1994               1995       1994
                                                     ---------- ----------         ---------- ----------
Number of stores at
  beginning of period . . . . . . . . . . . . .          115             131            113           133

Stores opened or acquired . . . . . . . . . . .            2               1              8             2
Stores closed or sold . . . . . . . . . . . . .           (3)             (2)            (7)           (5)

Total stores at end of
  period  . . . . . . . . . . . . . . . . . . .          114             130            114           130

  Gross margin as a percentage of sales increased one percent during the second quarter over Fiscal 1995. This increase resulted from better shrink control, an emphasis on lower product costs, selectively strengthened product pricing and better category management, partially offset by reductions in the retail price of most competitive items.

  Selling, administrative and occupancy expenses decreased in the second quarter of Fiscal 1996 compared to the similar prior year period in total dollars but increased slightly as a percentage of sales. The reduction in cost primarily resulted from the closure of underperforming stores, partially offset by increased pressure on these costs resulting from the investments in scanning and shrink control, which includes equipment lease costs, the impact of the rollout on labor productivity, and training costs.

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

  The table below sets forth the LIFO charge for the first quarter ended August 27, 1995 and the similar prior year period.


                                                          Three Months Ended             Six Months Ended
                                                     August 26,       August 27,     August 26,    August 27,
                                                        1995            1994           1995          1994
                                                     ----------      ----------     ----------     ----------
LIFO charge (in thousands). . . . . . . . . . .         $751            $806           $1,502        $1,612
                                                        ====            ====           ======        ======





Liquidity and Capital Resources

  In April 1995, the Company completed negotiations to improve its bank credit agreement (Agreement) to allow for more flexibility in managing cash flow. On May 12, 1995, an amendment to the Agreement became effective which included paying off the term debt under the Agreement, increasing the allowable borrowings under the revolving credit line to $45,000,000, depending on available collateral and extending the term of the Agreement to April 30, 1998. The Company had $29,100,000 of available unused credit line at August 26, 1995.

 The Company believes that internally generated funds and borrowings available under its Agreement are sufficient to finance the Company's current operations.

                          PART II - OTHER INFORMATION


     Item 4.       Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of Drug Emporium, Inc. was held on June 15, 1995. The only items voted on at the meeting were the election of directors and ratification of Ernst & Young LLP as the independent auditors. The proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Act of 1934, there was no solicitation in opposition to management's nominees and all such nominees were elected.

The following persons were elected as directors for a three-year term:

                                                        Votes           Broker
        Name                    Votes For             Withheld        Non-Votes
        ----                    ---------             --------        ---------

Robert S. Needer, Sr.           11,103,502              80,720

William L. Sweet, Jr.           11,111,908              72,314

The following summarizes the vote with respect to the independent auditors:

                                                                     Broker
        Votes For       Votes Against           Abstentions          Non-Votes
        ---------       -------------           -----------          ---------

        11,135,674         33,377                 15,171


     Item 6.       Exhibits and Reports on Form 8-K

         (a)  The following Exhibits are included herein:

              --Exhibit 11. Computation of earnings per share

              --Exhibit 27. Financial Data Schedule

         (b) No report on Form 8-K was filed during the quarter ended August 26, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                DRUG EMPORIUM, INC.
                                          --------------------------------
                                                  (Registrant)





Date    October 10, 1995                 By    /s/ David L. Kriegel
     ---------------------------          --------------------------------
                                              David L. Kriegel
                                              Chairman
                                              Chief Executive Officer





Date    October 10, 1995                 By    /s/ Timothy S. McCord
     ---------------------------           --------------------------------
                                              Timothy S. McCord
                                              Chief Financial Officer