Form 10-Q
period 1995-11-25
DRUG EMPORIUM INC
filed 1996-01-08
CIK 832922

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                      November 25, 1995         OR
              ----------------------------------

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                                       TO
              -------------------------  --------------------


              Commission File Number   0-16998
                                     -----------



                              DRUG EMPORIUM, INC.
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                31-1064888
-----------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)


155 Hidden Ravines Drive, Powell, Ohio                   43065
-----------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code    (614) 548-7080
                                                   --------------------------


-----------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X    No
                                      ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


          Class                                Outstanding at    11/25/95
----------------------------                                 ----------------
Common Stock, $.10 par value                      13,183,000  shares
                                               ---------------

                                        INDEX

                                 DRUG EMPORIUM, INC.


PART I.  FINANCIAL INFORMATION
------------------------------


    Item 1.  Financial Statements (Unaudited)


        Condensed Consolidated Balance Sheets  . . . . . . . .


        Consolidated Statements of Operations  . . . . . . . .


        Consolidated Statements of Cash Flows  . . . . . . . .


        Notes to Consolidated Financial Statements . . . . . .


    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations . .




PART II.  OTHER INFORMATION
---------------------------


    Item 6.  Exhibits and Reports on Form 8-K . . . . . . . .




SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .
----------


EXHIBIT 10.1 - BANK CREDIT AGREEMENT  . . . . . . . . . . . .
------------------------------------


EXHIBIT 11 - STATEMENT RE:  COMPUTATION OF EARNINGS
---------------------------------------------------
           PER SHARE  . . . . . . . . . . . . . . . . . . . .
           ---------

                                 DRUG EMPORIUM, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     November 25,   February 25,
                                                     ------------   -----------
                                                        1995          1995
                                                        ----          ----
                                                     (Unaudited)    (Audited)
                                                           (In thousands)

           ASSETS
           Current assets:
             Cash  . . . . . . . . . . . . . .       $    739     $  1,722
             Accounts receivable . . . . . . .         11,977       10,368
             Inventories . . . . . . . . . . .        192,878      128,125
             Income taxes and other  . . . . .          4,073        6,006
                                                     --------     --------
                Total current assets . . . . .        209,667      146,221

           Property and equipment, net . . . .         28,378       22,824

           Goodwill  . . . . . . . . . . . . .          5,460        5,908

           Other assets  . . . . . . . . . . .          1,404        1,491
                                                     --------     --------

                Total assets . . . . . . . . .       $244,909     $176,444
                                                     ========     ========

           LIABILITIES AND SHAREHOLDERS' EQUITY
           Current liabilities:
             Revolving credit line . . . . . .       $ 33,500     $      -
             Accounts payable  . . . . . . . .         66,275       38,438
             Other current liabilities . . . .         29,302       22,795

             Current maturities of long-term
              debt . . . . . . . . . . . . . .          4,274        5,086
                                                     --------     --------
                Total current liabilities  . .        133,351       66,319

           Convertible subordinated debt . . .         49,421       52,000
           Long-term debt, other . . . . . . .         14,638       11,976

           Shareholders' equity:
             Preferred stock, authorized 2,000,000
              shares, none issued  . . . . . .              -            -
             Common stock, stated value $.10 per
              share, authorized 28,000,000, issued
              and outstanding 13,183,000 at November
              25, 1995 and 13,171,000 at February
              25, 1995   . . . . . . . . . . .          1,318        1,317
             Additional paid-in capital  . . .         32,115       32,068
             Retained earnings . . . . . . . .         14,066       12,764
                                                     --------     --------
                Total shareholders' equity . .         47,499       46,149
                                                     --------     --------
                Total liabilities and shareholders'
                  equity . . . . . . . . . . .       $244,909     $176,444
                                                     ========     ========


          See accompanying notes.

                                    DRUG EMPORIUM, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS


                                        Three Months Ended           Nine Months Ended
                                    November 25,  November 26,  November 25,  November 26,
                                        1995         1994          1995          1994
                                    --------------------------  --------------------------
                                                         (Unaudited)
                                             (In thousands, except per share data)
 Net sales . . . . . . . .              $170,954   $176,343     $503,839      $549,190

 Cost of sales . . . . . .               134,059    139,356      395,549       434,645
                                        --------   --------     --------      --------
                                          36,895     36,987      108,290       114,545
 Selling, administrative
   and occupancy expenses.                34,680     35,405      101,722       108,801
 Store closure expense . .                     0     11,850            0        11,850
 Other expense, net  . . .                 1,638      1,824        4,398         5,165
                                         -------   --------     --------      --------

 Income (loss) before in-
   come taxes. . . . . . .                   577    (12,092)       2,170       (11,271)
 Provision (benefit) for
   income taxes. . . . . .                   230     (4,200)         868        (3,875)
                                         -------   --------     --------      --------

 Net income (loss) . . . .               $   347   $ (7,892)    $  1,302      $ (7,396)
                                         =======   ========     ========      ========

 Net income (loss) per
   share . . . . . . . . .                  $.03     $(.60)         $.10        $.(56)
                                            ====     ======         ====        ======

 Weighted average number of
   common shares used in com-
   puting net income per
   share . . . . . . . . .                13,183    13,171        13,182       13,165
                                          ======    ======        ======       ======






See accompanying notes.

                                 DRUG EMPORIUM, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Nine Months Ended
                                               November 25,   November 26,
                                               ------------   ------------
                                                   1995           1994
                                                   ----           ----
                                                         (Unaudited)
                                                       (In thousands)
          Operating activities:
            Net income (loss) . . . . . . .        $  1,302       $ (7,396)
            Add non-cash charges:
              Depreciation and amortization           5,142          5,398
              LIFO provision  . . . . . . .           2,253          2,418
              Store closure provision . . .               0         11,850
            Cash provided by (used for) cur-
               rent assets and liabilities:
              Accounts receivable   . . . .          (1,453)        (2,228)
              Inventories at current cost           (28,124)       (13,738)
              Accounts payable and other
              current liabilities . . . . .          29,466         10,383
              Other   . . . . . . . . . . .           1,664         (4,345)
                                                    -------        -------
            Net cash provided by operating
               activities . . . . . . . . .          10,250          2,342

          Investing activities:
            Purchase of property and equip-
               ment, net. . . . . . . . . .         (1,620)        (2,419)
            Payment for purchase of retail
               stores, net of cash acquired        (40,644)             -
                                                   --------        -------
            Net cash used for investing ac-
               tivities                             (42,264)        (2,419)

          Financing activities:
            Net borrowings under revolving
               credit line  . . . . . . . .          33,240          2,800
            Net borrowings (repayments),
               other  . . . . . . . . . . .             322         (2,881)
            Other . . . . . . . . . . . . .          (2,531)            55
            Net cash provided by (used for)       ---------         -------
               financing activities . . . .          31,031            (26)
                                                  ---------         -------
          Change in cash  . . . . . . . . .            (983)          (103)

          Cash, beginning of period . . . .           1,722            585
                                                  ----------        -------
          Cash, end of period . . . . . . .        $    739       $    482
                                                  ==========      =========



          Supplemental Schedule of Non-cash Investing and Financing Activities
          --------------------------------------------------------------------
          In addition to the payment for purchase of retail stores noted above, the Company entered into a note payable agreement for $1.4 million as a component of one of the acquisitions.




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

          2. The Company's cost of sales is computed using the gross profit method. The gross profit percentage used is validat-ed by physical inventories conducted twice a year primarily in the second and fourth quarters and the actual results of the LIFO calculations in the fourth quarter.

          3. The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by generally accepted accounting princi-ples. Reference should be made to the Company's Form 10-K for the fiscal year ended February 25, 1995 (File No. 0-16998) for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

          4. During the nine months ended November 25, 1995, the Company acquired 29 stores in five separate transactions. These acquisitions were accounted for as purchases. The consoli-dated statements of operations reflect the results of opera-tions of the acquired enterprises since the dates acquired.

          5. The Company signed a new bank credit agreement (the Agree-ment) on November 13, 1995. The Agreement increased the available borrowings to help fund store acquisitions and replaced the previous bank credit agreement that was due to expire February 28, 1997.

               The Agreement allows for a total credit facility of $75,000,000, depending on available collateral. On or before April 1, 1996, the credit facility will be reduced by $15,000,000 and the remaining $60,000,000 will consist of a $45,000,000 revolving credit facility and a $15,000,000 term loan. Any conversion and reduction prior to April 1 would be at the sole election of Drug Emporium, Inc. The Revolver expires on February 28, 1999, while the term debt is due in quarterly installments of $750,000.

               The interest rate on the Revolver and the term debt float at the bank's prime rate (Prime) plus 1/2% until the total credit facility is reduced to a total of $60,000,000, at which time the rate will be reduced to Prime. The Agreement requires a commitment fee on the Revolver of .375% on the unused available credit and has no compensating balance requirements.

               Borrowings made pursuant to the Agreement are secured by inventory and accounts receivable. The Agreement prohibits the payment of dividends, stock repurchases, and acquisition of the Company's convertible subordinated debentures.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 Results of Operations

 The following table sets forth selected items from the Company's consolidated statements of operations expressed as a percentage of net sales for the periods indicated.

                                Three Months Ended        Nine Months Ended
                             November 25, November 26, November 25, November 26,
                                 1995        1994          1995        1994
                             ------------ ------------ ------------ ------------

 Net sales (in thousands)  .  $170,954     $176,343      $503,839     $549,190
                              ========     ========      ========     ========
 Gross margin  . . . . . . .      21.6%        21.0%         21.5%        20.9%
 Selling, administrative and
 occupancy expenses  . . . .      20.3         20.1          20.2         19.8
                                  ----         ----          ----         ----
                                   1.3%         0.9%          1.3%         1.1%
                                   ===          ===           ===          ===

        For the quarter, average sales per store increased by four percent over the prior year, however, total net sales decreased as a result of operating fewer stores and a one-half percent decline in comparable store sales.

        The net sales include sales for acquired stores from the date first owned by the Company. Average sales per store per week for the 39 weeks, excluding acquired stores, amounted to $109,000 compared with $105,000 in the same prior year period. Management believes that average sales per store will increase as a result of the acquired stores. Since most of the stores were acquired late in the quarter the acquisitions have not significantly affected operating results to date.

        The following table lists corporately-owned store openings and store closings through the third quarter ended November 25, 1995 and the similar prior year period.

                            Three Months Ended           Nine Months Ended
                          November 25, November 26,  November 25, November 26,
                               1995       1994          1995          1994
                          -----------  -----------   -----------  -----------

 Number of stores at
   beginning of period . . .    114       130           113            133


 Stores opened or acquired .     26         -            34              2

 Stores closed or sold . . .      -        (7)           (7)           (12)
                                ---       ---           ---            ---
 Total stores at end of
    period  . . . . . . . . .   140       123           140            123
                                ===       ===           ===            ===

        Gross margin as a percentage of sales increased during the respective three and nine month periods ended November 25, 1995 over the comparable prior year periods. This increase resulted from better shrink control, an emphasis on lower product costs, selectively strengthened product pricing and better category management, partially offset by reductions in the retail prices of competitive items.

        Selling, administrative and occupancy expenses likewise decreased in the third quarter of Fiscal 1996 and year-to-date periods compared to the similar prior year periods in total dollars but increased slightly as a percentage of sales.

The reduction in costs primarily resulted from the closure of underperforming stores, partially offset by increased pressure on these costs resulting from the investments in scanning and shrink control, which includes equipment lease costs, the impact of the rollout on labor productivity, and training costs.



Inventory Valuation

        The Company uses the LIFO method of accounting for its inventories. Under this method, the cost of merchandise sold and reported in the financial statements approximates current cost.

        The Company, in computing its LIFO charge throughout the fiscal year, uses an estimated percentage rate of inflation. The estimated inflation rate used in the table below was two percent for all periods. This LIFO charge is adjusted at each year-end based upon the actual weighted average percentage rate of inflation during the fiscal year.

        The table below sets forth the LIFO charge for the periods indicated.



                            Three Months Ended           Nine Months Ended
                         November 25,  November 26,   November 25,  November 26,
                             1995         1994           1995          1994
                         ------------  ------------   ------------  ------------
LIFO charge (in thousands)   $751         $806          $2,253        $2,418
                             ====         ====          ======        ======





Liquidity and Capital Resources

        The Company signed a new bank credit agreement (the Agreement) on November 13, 1995. The Agreement increased the available borrowings to help fund store acquisitions and replaced the previous bank credit agreement that was due to expire February 28, 1997.

        The Agreement allows for a total credit facility of $75,000,000, depending on available collateral. On or before April 1, 1996, the credit facility will be reduced by $15,000,000 and the remaining $60,000,000 will consist of a $45,000,000 revolving credit facility and a $15,000,000 term loan. Any conversion and reduction prior to April 1 would be at the sole election of Drug Emporium, Inc. The Revolver expires on February 28, 1999, while the term debt is due in quarterly installments of $750,000.

        The interest rate on the Revolver and the term debt float at the bank's prime rate (Prime) plus 1/2% until the total credit facility is reduced to a total of $60,000,000, at which time the rate will be reduced to Prime. The Agreement requires a commitment fee on the Revolver of .375% on the unused available credit and has no compensating balance requirements.

        The Company gained bank approval and acquired $2.6 million face amount of its convertible subordinated debt due in the year 2014 on the open market during the nine months ended November 25, 1995.

        The Company believes that internally generated funds and borrowings available under its Agreement are sufficient to finance the Company's current operations.

                             PART II - OTHER INFORMATION



          Item 6.       Exhibits and Reports on Form 8-K

                   (a)  The following Exhibits are included herein:

                      --Exhibit 10.1.  Bank Credit Agreement
                      --Exhibit 11. Computation of earnings per share --Exhibit 27. Financial Data Schedule

                   (b)  The Company filed a Form 8-K, dated November
                        26, 1995, to report under Item 2, "Acquisitions," related to the purchase of F&M stores in Detroit and Baltimore and to report the new bank agreement.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            DRUG EMPORIUM, INC.
                                  --------------------------------------
                                                (Registrant)







Date    January 5, 1996        By    /s/ David L. Kriegel
    ------------------------     ---------------------------------------
                                         David L. Kriegel
                                         Chairman
                                         Chief Executive Officer





Date    January 5, 1996        By    /s/ Timothy S. McCord
    ------------------------     ---------------------------------------
                                         Timothy S. McCord
                                         Chief Financial Officer