Form 10-K
period 1996-03-02
DRUG EMPORIUM INC
filed 1996-05-31
CIK 832922

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

    [ x ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                       For the fiscal year ended March 2, 1996

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

                                   ----------

      155 HIDDEN RAVINES DRIVE
              POWELL, OHIO                                   43065
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

                                   ----------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $0.10 PAR VALUE
                                (TITLE OF CLASS)

             Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject so such filing requirements for the past 90 days.
Yes  X      No ___

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

             At May 20, 1996, there were 13,184,085 shares of Drug Emporium common stock outstanding. The aggregate market value of shares of common stock held by non-affiliates of the Registrant as of May 20, 1996 was approximately $55,208,356, based on a closing price of $4.1875 per share on Nasdaq National Market on such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

             Part II, Items 6., 7. and 8., and Part IV, Item 14. incorporate by reference portions of the Drug Emporium, Inc. Annual Report to Stockholders for the year ended March 2, 1996. Part III, Items 10., 11., 12., and 13. incorporate by reference portions of the Drug Emporium, Inc. Proxy Statement for the 1996 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, the Drug Emporium, Inc. Annual Report to Stockholders for the year ended March 2, 1996 is not deemed filed as part of this report.

ITEM 1.           BUSINESS
- -------           --------

INTRODUCTION

             In 1977, the first Drug Emporium store was opened in Columbus, Ohio. Today, the Company operates 136 company-owned stores, franchises 88 stores, and has license agreements with 2 stores, with combined revenues in excess of $1.3 billion. The accompanying financial statements include only amounts related to company-owned stores.

             Drug Emporium is a category-dominant, value-added retailer selling health and beauty care, over-the-counter medication, prescription drugs, greeting cards, cosmetics and highly-consumable products at everyday low prices. Product lines include a vast array of health items, cosmetics, designer fragrances and seasonal lines. Pharmacy sales contributed 25%, 25% and 24% of total revenue for fiscal 1996, 1995 and 1994.

             The Company's common stock trades on the Nasdaq National Market under the symbol DEMP. As of March 2, 1996, there were 13,184,085 shares outstanding. Drug Emporium's 7-3/4% convertible subordinated debentures, due October 1, 2014, are traded on the Nasdaq National Market under the symbol DEMPG.

             In January 1993, the Company developed and began executing a plan to improve the operating results of the stores. As a result of these efforts the Company reported seven consecutive profitable quarters. The profitable results were achieved despite continued and consistent losses from the stores in the Washington, D.C. market. Because the stores in the Washington, D.C. market did not sufficiently respond to turnaround efforts and in order to free up capital for investment in better performing markets, the Company sold seven stores in the Washington, D.C. market and announced the closing of fourteen additional stores. The cost associated with disposing of these 21 stores resulted in a pretax charge of $11,850,000 recorded in November 1994. In the fourth quarter of Fiscal 1996, an additional pretax charge of $3,000,000 was taken to cover rent and related charges at several properties which have taken longer than expected to sublease.

             Management's goal is to sublease or through other means remove all significant closed-store obligations by the end of Fiscal 1997. Since January 1993, the Company has closed 38 stores of which obligations continue at March 3, 1996 on eight stores. Of the remaining obligations, management intends to open two stores under a close-out format and continues to seek ways to relieve obligations on the remaining six stores.

             Late in the third quarter the Company acquired 26 stores from F&M Distributors, Inc. ("F&M") in two separate transactions. The acquired stores were located in Milwaukee, Baltimore and Detroit, with Detroit representing a new market for the Company. Three of the stores were subsequently closed or merged with existing Drug Emporium operations. None of the closed stores carried any future lease obligations to the Company.

             The Company reviewed all of the F&M stores for possible acquisition and selected these stores, approximately one-fourth of the available stores, based on historical sales results, an evaluation of competition and an analysis that showed that the acquisition would produce return-on-investment results stronger and more quickly than building new stores in these markets.

             Since the F&M stores were acquired, management has installed new pharmacy, labor management and point-of-sale (POS) systems. The goals for Fiscal 1997 for the acquired stores include increasing pharmacy sales, re-introducing a discount image to the customers, improving labor productivity, bringing the inventory mix into balance and having the stores contribute to earnings.

             Management believes that the acquired stores may put some pressure on earnings in the first two quarters as operational investments are made to position the stores for the future.

STORE OPERATIONS

             Company stores range in size from 18,000 to 33,000 square feet, with a typical store having approximately 25,000 square feet, including retail selling space and storage space in the rear of each store.

             Each store has a manager, one or two assistant managers, a head pharmacist, and approximately 8 to 12 additional full-time employees. The stores are grouped into six operational regions, each overseen by a regional vice president. The regional vice presidents' responsibilities include visiting all Company stores and assuring that Company standards for buying, merchandising, customer service and store appearance are maintained.

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

             Most stores are open seven days and 80 hours a week. Each store has a similar layout, with the pharmacy located in the rear of the store. Company stores accept payment in cash, check or credit card and from third-party providers.

             The table set forth below lists the 226 Drug Emporium stores by market as of March 2, 1996:

                  WHOLLY-OWNED:
                  -------------
                  Atlanta, Augusta, GA, Baton Rouge, LA                                                          24
                  Philadelphia, PA                                                                               23
                  Los Angeles, San Francisco, and San Diego CA                                                   22
                  Columbus, Cincinnati, Dayton,  OH                                                              21
                  Detroit, MI                                                                                    17
                  Baltimore, MD and Washington, DC                                                                9
                  Milwaukee, WI                                                                                   7
                  St. Louis, MO and Oklahoma City, OK                                                             5
                  Louisville, KY                                                                                  4
                  Minneapolis, MN                                                                                 4
                                                                                                                ---

                                                                                                                136
                                                                                                                ===

                  INDEPENDENT FRANCHISES:
                  -----------------------
                  Seattle, Tacoma, WA                                                                            18
                  Dallas, Ft. Worth, TX                                                                          15
                  Lafayette, Shreveport, LA, and Amarillo, Abilene,
                   Longview, Lubbock, Denton, TX, Little Rock, AZ,

                   and Wichita KS                                                                                12
                  Phoenix, Tucson, AZ                                                                             8
                  San Antonio, Austin, Houston, TX                                                                7
                  Charlotte, Raleigh, Durham, Concord, NC                                                         6
                  Virginia Beach, VA                                                                              6
                  Barboursville, Charleston, WV                                                                   3
                  Kansas City, MO                                                                                 3
                  Greensboro, Winston-Salem, NC                                                                   2
                  Union City, NJ                                                                                  2
                  Victoria, Brownsville, TX                                                                       2
                  Las Vegas, NV                                                                                   1
                  Morris Plains, NJ                                                                               1
                  Nashville, TN                                                                                   1
                  Omaha, NE                                                                                       1
                                                                                                                 --
                                                                                                                 88
                                                                                                                 ==
                  LICENSEES:
                  ----------
                  Richmond, VA                                                                                    2
                                                                                                                 ==

             Subsequent to March 2, 1996, the Company acquired six stores in the Philadelphia market.

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

             Drug Emporium continues to have a strong franchise network consisting of 88 stores. In 1993, Drug Emporium, Inc. established a Franchise Advisory Board designed to provide a forum to investigate and discuss issues and concerns of the Company and its franchisees. One of the major accomplishments of the Franchise Advisory Board was the formation of a program called DESIRE, which stands for Drug Emporium Shares in Research and Education.

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

             During fiscal 1996, the Company had one new franchise market open and two stores open under a license agreement.

             The license agreement allows the Drug Emporium retail concept to be operated within a grocery store with the Drug Emporium portion of sales generating a royalty fee. During fiscal 1996, licensees were charged a flat royalty fee of 1.25% of sales.

  ACQUISITION OF FRANCHISEES

             The Company, from time to time, has acquired or sought to acquire certain of its franchise operations. The Company's decision to pursue the acquisition of a franchisee is based on the Company's evaluation of the growth opportunities in a particular market, the impact the acquisition would have on earnings per share and the quality of the franchisee's existing management. Since 1983, the Company has acquired franchisees located in Los Angeles, Washington, D.C., Atlanta, Cincinnati, Milwaukee, Minneapolis, St. Louis, Charleston, S.C., Indianapolis, Orlando, Baton Rouge, Louisville, and Oklahoma City. The Company plans to evaluate future opportunities to acquire appropriate franchisees from time to time and may use cash or securities to pay for such acquisitions.

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

             The Company is continuing to aggressively oversee strategies designed to lower the total cost of acquiring merchandise in order to continue to be competitive with other national and regional chain discounters. The Company completed implementation of POS scanning during fiscal 1996. POS has provided information to better manage gross margins by electronically capturing transactions at the store level.

             During fiscal 1996, the Company's primary pharmacy supplier, McKesson Drug, accounted for approximately 20% of the Company's purchases. No other single vendor accounted for more than 10% of the Company's purchases. The Company purchases from over 500 vendors, although the great majority of the business is conducted with approximately 100 vendors. The Company believes it is a significant customer for each of these 100 vendors.

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

  COMPETITION

             The sale of deep discount health and beauty aids, cosmetics and prescription drugs is highly competitive. The Company believes that the principal bases of competition in this market are price, product variety, service, site location and customer recognition. The Company also believes there exist only a few similar companies, the major one being Phar-Mor Inc. The Company's stores compete not only with those similar companies but with numerous other drug stores with national or regional images, and also with supermarkets, combination stores and discount stores. Many of the Company's supermarket, combination store and discount and retail drug store competitors have more outlets and substantially greater financial resources than the Company or have more convenient locations than Company stores. The Company believes that its prices are competitive and that it offers greater product variety and better service than its competitors. The Company also believes that the smaller size of its stores compared to the major discount competitors provides a better shopping experience and allows a better selection of sites in tight real estate markets that exist in some major cities. The Company's ability to expand successfully into new markets is especially sensitive to the competitive factors in those markets.

  EMPLOYEES AND TRAINING

             At March 2, 1996, the Company had a total of approximately 5,600 employees, both full-time and part-time, of which 160 were corporate staff personnel. None of the employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

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

  EXECUTIVE OFFICERS OF THE COMPANY

             The Company's executive officers are:

             Name                  Age                          Position (1)                            Served as
                                                                                                      Officer Since
- -------------------------------  --------  ---------------------------------------------------------------------------
  David L. Kriegel                 50        Chairman of the Board, Chief Executive                        1992
                                             Officer, President and Director
  Robert E. Lyons, III             45        Senior Vice President                                         1990
  Timothy S. McCord                37        Chief Financial Officer                                       1994
  Jane H. Lagusch                  50        Vice President, Secretary                                     1990
  Keith E. Alessi                  41        Treasurer                                                     1993
  A. Joel Arnold                   60        Senior Vice President                                         1996

  (1) Officers serve until their successors are chosen and are qualified subject to earlier removal by the board of directors, and subject to rights, if any, under employment contracts.

  DAVID L. KRIEGEL
  ----------------

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

  ROBERT E. LYONS, III
  --------------------

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

JANE H. LAGUSCH
- ---------------

     Mrs. Lagusch has been associated with the Company in various capacities since 1980 and she was appointed a Vice President of the Company January 30, 1993. Mrs. Lagusch has responsibility for corporate administrative functions.

KEITH E. ALESSI
- ---------------

     Mr. Alessi is a member of the board of directors and Treasurer of the Company. He served as Chief Financial Officer from January to June of 1994. Since 1988, Mr. Alessi has been associated with Farm Fresh, Inc., a privately-held grocery chain, in various capacities, and currently as Vice Chairman and director. Mr. Alessi is also Chairman and Chief Executive Officer of Virginia Supermarkets, Inc. and is a director of New Cort Holding, Inc.

A. JOEL ARNOLD
- --------------

     Mr. Arnold was appointed to the office of Senior Vice President on June 15, 1995. He formerly held the position of Director of Merchandising and Operations in which he served for two years. A registered pharmacist, Mr. Arnold has 37 years' experience in the retail drug industry in positions ranging from store manager to senior vice president and general manager.

ITEM 2. PROPERTIES
- ------------------

     Most of the Company's stores are occupied pursuant to long-term leases that vary as to rental provisions, expiration dates, renewal options, and rental amounts and payment provisions. The Company does not deem any individual stores lease to be significant in relation to its overall operations. For information as to the amount of the Company's rental obligations for retail store leases, see Note 5 of Notes to Consolidated Financial Statements.

     The Company also owns a 20,000 square foot executive office building for its use as its principal office. The site includes five acres of property and is located in Powell, Ohio, just north of Columbus.

ITEM 3. LEGAL PROCEEDINGS
- -------------------------

     Nortex Drug Distributors, Inc v. Drug Emporium, Inc., Case No.
C2-93-767, filed August 6, 1993 which is pending in the United States District Court, Southern District of Ohio, Eastern Division. The plaintiff is a franchisee of the Company. The plaintiff is seeking treble damages and a declaration that the noncompetition clause in the franchise agreements is unenforceable. The plantiff is charging breach of contract on the franchise agreement, Antitrust violations, conversion, fraud, interference with contract and deceptive trade practices. Plaintiff also seeks a declaration that the noncompete provision in the franchise agreement is unenforcable. No specific amount of damages is claimed. The Company is aggressively defending this suit.

     Texas Drug Distributors Inc. v. Drug Emporium, Inc. was settled and dismissed with no material effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -----------------------------------------------------------

     Not applicable.

  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  -----------------------------------------------------------------------------

             The Company's common stock is traded on the Nasdaq National Market under the symbol DEMP. The following table sets forth, for the quarterly periods shown, the high and low sale price per share as reported on Nasdaq National Market:

                Fiscal Quarter Ended                                 High                             Low
- ----------------------------------------------------------------------------------------------------------------------
  May 28, 1994                                                      $6.125                           $4.000
  August 27, 1994                                                   $5.500                           $5.000
  November 26, 1994                                                 $5.375                           $4.125
  February 25, 1995                                                 $5.625                           $3.875

  May 27, 1995                                                      $4.750                           $4.000
  August 26, 1995                                                   $5.063                           $4.000
  November 25, 1995                                                 $5.063                           $3.875
  March 2, 1996                                                     $4.250                           $3.250

             The Company paid no dividends in fiscal 1996 or 1995.

             The Company's bank credit agreement prohibits payment of dividends, stock repurchases and acquisition of the Company's convertible subordinated debt.

             At April 29, 1996, the number of holders of record of the Company's common stock, without determination of the number of individual participants in security positions, was approximately 5,191.

  ITEM 6.        SELECTED FINANCIAL DATA
  -------        -----------------------

             The information required by this Item 6 is incorporated by reference from page 10 of the Drug Emporium, Inc. Annual Report to Stockholders for the year ended March 2, 1996.

  ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  -------        ---------------------------------------------------------------
                 RESULTS OF OPERATIONS
                 ---------------------

             The information required by this Item 7 is incorporated by reference from pages 11 and 12 of the Drug Emporium, Inc. Annual Report to Stockholders for the year ended March 2, 1996.

  ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  -------        -------------------------------------------

             The information required by this Item 8 is incorporated by reference from pages 13 through 22 of the Drug Emporium, Inc. Annual Report to Stockholders for the year ended March 2, 1996.

  ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
  -------        ---------------------------------------------------------------
                 FINANCIAL DISCLOSURE
                 --------------------

             None.

  ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  --------       --------------------------------------------------

             Certain of the information required by this Item 10 is set forth under Item 1. "Executive Officers of the Company."

             *

  ITEM 11.       EXECUTIVE COMPENSATION
  --------       ----------------------

             *



  ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  --------       --------------------------------------------------------------

             *



  ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  --------       ----------------------------------------------

             *


  * Reference is made to information under the captions "Election of Directors," "Executive Compensation," "Security Ownership of Certain Beneficial Owners and Management," and "Certain Relationships and Related Transactions," in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 26, 1996. The Company mailed its definitive proxy statement to stockholders on or about May 20, 1996.

  ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
  --------       ---------------------------------------------------------------

  (a)(1)     Financial Statements
             --------------------

             The following Consolidated Financial Statements of Drug Emporium, Inc. are incorporated by reference in Item 8 from the pages set forth below of the Drug Emporium, Inc. Annual Report to Stockholders for the year ended March 2, 1996.

                                                                                       Page Nos. of
                                                                                      Annual Report
                                                                                 ----------------------
  Consolidated Balance Sheets as of March 2, 1996 and
  February 25, 1995                                                                         13

  Consolidated Statements of Operations for Each of the
  Three Fiscal Years in the Period Ended March 2, 1996
                                                                                            14

  Consolidated Statements of Shareholders' Equity for Each
  of the Three Fiscal Years in the Period Ended March 2,
  1996                                                                                      15

  Consolidated Statements of Cash Flows for Each of the
  Three Fiscal Years in the Period Ended March 2, 1996                                      16

  Notes to Consolidated Financial Statements                                              17-21

  Report of Independent Auditors                                                            22

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

                        Exhibit 10.8 to the Company's S-1 Registration Statement Registration No. 33-21755)

           10.10 Third Amended and Restated Revolving Credit and Team Loan Agreement dated as of November 13, 1995, between Drug Emporium, Inc. and Bank One, Columbus, N.A. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the period ended
                        November 25, 1995)

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

   *(11)   Statement re Computation of Per Share Earnings
           ----------------------------------------------

           11.1 Computation of Per Share Earnings is readily computable from information disclosed in the financial statements and therefore is not included as a separate exhibit.

   *(13)   Annual Report to Security Holders, Form 10Q or Quarterly Report to
           ------------------------------------------------------------------
           Security Holders
           ----------------

           13.1 Annual Report to Stockholders for Fiscal Year Ended March 2, 1996 (limited to those portions incorporated herein)

     *(22) Subsidiaries of Registrant
           --------------------------
           22.1         The Company has the following wholly-owned subsidiaries:

                                                            State of
          Name                                           Incorporation

- ------------------------------------------------------------------------
  Drug Emporium of Michigan, Inc.                           Delaware
  Drug Emporium of Maryland, Inc.                           Delaware
  Centerline, Inc.                                          Delaware
  Winter Fern Drug Distributors, Inc.                         Ohio
  RJR Drug Distributors Inc.                                Delaware
  Houston Venture, Inc.                                       Ohio
  Emporium Venture, Inc.                                      Ohio

     *(24) Consent of Experts
           ------------------

           24.1         Consent of Ernst & Young LLP

      (27) Financial Data Schedule
           -----------------------

           27.1         Financial Data Schedule of the Company

     *Included with this Annual Report on Form 10-K
     **Compensatory plans, contracts or agreements

(b)  Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed during the fourth quarter of fiscal 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         DRUG EMPORIUM, INC.
                                         (Registrant)

  Date:      May 30, 1996                By: /s/ David L. Kriegel
                                            -----------------------------------
                                             David L. Kriegel
                                             Chairman and Chief Executive
                                             Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

  Date:      May 30, 1996

  /s/ Timothy S. McCord                    /s/ David L. Kriegel
  ----------------------------------       -----------------------------------
  Timothy S. McCord                        David L. Kriegel
  Chief Financial Officer                  Chairman and Chief Executive Officer

  /s/ Michael P. Leach                     /s/ John B. Gerlach
  ----------------------------------       -----------------------------------
  Michael P. Leach                         John B. Gerlach
  Controller                               Director

                                           /s/ Thomas D. Igoe
                                           -----------------------------------
                                           Thomas D. Igoe
                                           Director

                                           /s/ Robert S. Meeder, Sr.
                                           -----------------------------------
                                           Robert S. Meeder, Sr.
                                           Director

                                           /s/ William L. Sweet, Jr.
                                           -----------------------------------
                                           William L. Sweet, Jr.
                                           Director

                                           /s/ V. J. Wiechart, Sr.
                                           -----------------------------------
                                           V. J. Wiechart, Sr.
                                           Director