Form 10-Q
period 1996-06-01
DRUG EMPORIUM INC
filed 1996-07-12
CIK 832922

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
              June 1, 1996      OR
              ------------------

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                                TO
         -----------------------  ---------------------

         Commission File Number   0-16998



                             DRUG EMPORIUM, INC.
                             -------------------
          (Exact name of registrant as specified in its charter)


          Delaware                                       31-1064888
          ---------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


155 Hidden Ravines Drive, Powell, Ohio                         43065
- --------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code        (614) 548-7080
                                                          --------------


- -------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 Yes  X   No
                                                     ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


          Class                             Outstanding at      06/01/96
- ----------------------------                              ---------------
Common Stock, $.10 par value                       13,184,085   shares
                                                   ----------

                                      INDEX

                               DRUG EMPORIUM, INC.


PART I.  FINANCIAL INFORMATION                                    Page No.
- ------------------------------                                    --------

    Item 1.  Financial Statements (Unaudited)


         Condensed Consolidated Balance Sheets.......................3


         Consolidated Statements of Operations.......................4


         Consolidated Statements of Cash Flows ......................5


         Notes to Consolidated Financial Statements..................6


    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations.........7-8


PART II.  OTHER INFORMATION
- ---------------------------

    Item 6.  Exhibits and Reports on Form 8-K......................9


SIGNATURES........................................................10
- ----------

EXHIBIT 11 - STATEMENT RE:  COMPUTATION OF EARNINGS
- ---------------------------------------------------
         PER SHARE................................................
         ---------

EXHIBIT 27 - FINANCIAL DATA SCHEDULE......................
- ------------------------------------

                               DRUG EMPORIUM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               June 1, 1996                March 2, 1996
                                                                               ------------                -------------
                                                                                (Unaudited)                    (Audited)
                                                                                             (In thousands)

ASSETS
Current assets:
   Cash and cash equivalents......................................                   $    838                 $    767
   Accounts receivable............................................                     14,403                   13,018
   Inventories....................................................                    188,501                  188,498
   Income taxes and other.........................................                      5,761                    5,874
                                                                                     --------                 --------
         Total current assets.....................................                    209,503                  208,157

Property and equipment, net.......................................                     32,040                   28,793

Goodwill..........................................................                      5,162                    5,311

Other assets......................................................                      1,992                    1,637
                                                                                     --------                 --------

         Total assets.............................................                   $248,697                 $243,898
                                                                                     ========                 ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Revolving credit line..........................................                   $ 28,300                 $ 21,500
   Accounts payable...............................................                     72,904                   69,143
   Accrued liabilities............................................                     14,113                   17,345
   Deferred income................................................                      8,047                    9,183
   Accrued store closure..........................................                      5,962                    6,182
   Current maturities of long-term debt...........................                      3,588                    4,609
                                                                                     --------                 --------
         Total current liabilities................................                    132,914                  127,962

Deferred rent..................................................                         4,232                    4,107

Convertible subordinated debt..................................                        49,421                   49,421
Long-term debt, other..........................................                        13,084                   13,863

Shareholders' equity:
   Preferred stock, authorized 2,000,000
     shares, none issued..........................................                          -                        -
   Common stock, stated value $.10 per
     share, authorized 28,000,000, issued
     and outstanding 13,184,085 at June 1,
     1996 and 13,184,085 at March 2, 1996.........................                      1,318                    1,318
   Additional paid-in capital.....................................                     32,121                   32,121
   Retained earnings..............................................                     15,607                   15,106
                                                                                     --------                 --------
         Total shareholders' equity...............................                     49,046                   48,545
                                                                                     --------                 --------
         Total liabilities and shareholders'
           equity.................................................                   $248,697                 $243,898
                                                                                     ========                 ========

                               DRUG EMPORIUM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                             Three Months Ended
                                                             ------------------
                                                       JUNE 1, 1996        MAY 27, 1995
                                                       ------------        ------------
                                                                  (Unaudited)
                                                                 (IN THOUSANDS,
                                                             EXCEPT PER-SHARE DATA)

Net sales............................................      $206,743            $165,091

Cost of sales........................................       163,215             130,034
                                                           --------            --------
                                                             43,528              35,057

Selling, administrative and occupancy expenses.......        40,799              32,862
                                                           --------            --------

Operating income before store closure expense........         2,729               2,195

Interest expense, net................................         1,894               1,380
                                                           --------            --------

Income before provision for income taxes.............           835                 815

Provision for income taxes...........................           334                 326
                                                           --------            --------

Net income ..........................................      $    501            $    489
                                                           ========            ========


Net income per share.................................          $.04                $.04
                                                               ====                ====


Weighted average number of common shares used
   in computing net income per share.................        13,184              13,166
                                                             ======              ======


                               DRUG EMPORIUM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      Three Months Ended
                                                               JUNE 1, 1996            MAY 27, 1995
                                                               ------------            ------------
                                                                          (Unaudited)
                                                                         (IN THOUSANDS)

Operating activities:
  Net income .....................................              $   501                $   489
  Adjustments to reconcile to cash
  provided by (used for) operations:
    Depreciation and amortization.................                1,912                  2,201
    LIFO provision................................                  845                    751

  Cash provided by current assets and liabilities:
    Accounts payable and accrued liabilities                    (3,138)                  8,081
    Accounts receivable...........................              (1,385)                  (835)
    Inventories at current cost...................                6,413                  (424)
    Other.........................................                (116)                (1,092)
                                                               -------                -------
  Net cash provided by operating activities.......                5,032                  9,171

Investing activities:
  Purchase of property and equipment, net.........              (1,245)                  (770)
  Payment for purchase of retail stores, net
    of cash acquired..............................              (8,716)                (1,700)
                                                               -------                 -------
  Net cash (used for) investing activities........              (9,961)                (2,470)

Financing activities:
  Net borrowings under revolving credit line                      6,800                  6,140
  Proceeds from term debt.........................                    -               (13,948)
  Net repayments, other...........................              (1,800)                     48
                                                               -------                 -------
  Net cash provided by (used for)
     financing activities.........................                5,000                (7,760)
                                                                -------               -------

Increase (decrease) in cash and cash
equivalents.......................................                   71                (1,059)

Cash and cash equivalents, beginning of
    period........................................                  767                  1,722
                                                                -------                -------

Cash and cash equivalents, end of period..........              $   838                $   663
                                                                =======                =======



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

3. The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Company's Form 10-K for the fiscal year ended March 2, 1996 (File No. 0-16998) for additional disclosures including a summary of the company's accounting policies, which have not significantly changed.

4. On May 29, 1996, the Company completed a purchase of certain assets of six stores in the Philadelphia market. The acquisition was accounted for as a purchase. The consolidated statements of operations reflect the results of operations of the stores since the date acquired.

5. The Company adopted SFAS 121 during the three months ended June 1, 1996. No charge was recorded related to this adoption.

6. The Company signed an amendment to its bank credit Agreement (the "Agreement") on May 24, 1996. The amendment increased the available borrowings to help fund the acquisition of stores in the Philadelphia market.

         The Agreement allows for a total credit facility of up to $75,000,000, depending upon available collateral. On or before February 28, 1997, the credit facility will be reduced by $5,000,000. The remaining $55,000,000 revolver expires on May 31, 1999, while the term debt of $15,000,000 is due in quarterly installments of $750,000, beginning on May 31, 1996.

         The interest rate on the Revolver and the term debt float at the bank's prime rate. The Agreement requires a commitment fee on the revolver of .375% on the unused available credit and has no compensating balance requirements.

         Borrowings made pursuant to the Agreement are secured by the Company's assets including inventory and accounts receivable. The Agreement prohibits the payment of dividends, stock repurchases, and acquisition of the Company's convertible subordinated debentures.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

   The following table sets forth selected items from the Company's consolidated statements of operations expressed as a percentage of net sales for the periods indicated.


                                                       Three Months Ended
                                                  June 1, 1996    May 27, 1995
                                                  ------------    ------------
                                                          (Unaudited)

Net Sales (in thousands).....................     $206,743         $165,091
Gross margin.................................        21.1%            21.3%
Selling, administrative and
Occupancy expenses...........................        19.8%            20.0%
                                                      1.3%             1.3%


============================================================================


   For the quarter, net sales increased 25% compared to the same period last year. This was a result of a larger store base, an increase in average sales per store and a three percent improvement in comparable-store sales. The increase in average sales per store was partially brought about by the acquisition of highvolume stores and the closing of under-performing units.

   The following table lists corporately-owned store openings and store closings through the first quarter ended June 1, 1996 and the similar prior year period.


                                             Three Months Ended
                                      June 1, 1996            May 27, 1995
                                      ------------            ------------
                                               (Unaudited)
Number of stores at
  Beginning of period.................   136                       113

Stores opened or acquired.............    6                          6

Stores closed or sold.................   -1                         -4

Total stores at end of period            141                       115
==============================================================================


   Gross margin as a percentage of sales decreased slightly during the three month period ended June 1, 1996 over the comparable prior year period. This decrease resulted from promotions, selective reductions in the retail prices of competitive items and efforts to bring new business into markets acquired in fiscal 1996. This decrease was partially offset by better shrink control, an emphasis on lower product costs, selectively strengthened product pricing and category management.

   Selling, administrative and occupancy expenses decreased in the first quarter of Fiscal 1997 compared to the similar prior year period as a percentage of sales. The reduction primarily resulted from increased sales leverage and the closure of underperforming stores.

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

   The table below sets forth the LIFO charge for the periods indicated.


                                         THREE MONTHS ENDED
                                JUNE 1, 1996            MAY 27, 1995
                                ------------            ------------
                                           (IN THOUSANDS)

LIFO charge...................      $845                    $751
                                    ====                    ====


LIQUIDITY AND CAPITAL RESOURCES

   The Company signed an amendment to its bank credit Agreement (the "Agreement") on May 24, 1996. The amendment increased the available borrowings to help fund the acquisition of stores in the Philadelphia market.

   The Agreement allows for a total credit facility of up to $75,000,000, depending upon available collateral. On or before February 28, 1997, the credit facility will be reduced by $5,000,000. The remaining $55,000,000 revolver expires on May 31, 1999, while the term debt of $15,000,000 is due in quarterly installments of $750,000, beginning on May 31, 1996.

   The interest rate on the Revolver and the term debt float at the bank's prime rate. The Agreement requires a commitment fee on the revolver of .375% on the unused available credit and has no compensating balance requirements.

   Borrowings made pursuant to the Agreement are secured by the Company's assets including inventory and accounts receivable. The Agreement prohibits the payment of dividends, stock repurchases, and acquisition of the Company's convertible subordinated debentures.

                           PART II - OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K

         (a)  The following Exhibits are included herein:

              --Exhibit 11.            Computation of earnings per share.


         (b) The Company filed a Form 8-K, dated June 7, 1996, to report under Item 5, "Other Events," the purchase of certain assets of the six "I got it at Gary's" stores in Philadelphia, and to report the second amendment to its credit agreement.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          DRUG EMPORIUM, INC.
                                        ------------------------
                                             (Registrant)







Date    July 12, 1996                   By    /s/ David L. Kriegel
    ---------------------                 ------------------------
                                                 David L. Kriegel
                                                 Chairman
                                                 Chief Executive Officer





Date    July 12, 1996                   By     /s/ Timothy S. McCord
    ---------------------                 --------------------------
                                                 Timothy S. McCord
                                                 Chief Financial Officer