Form 10-Q
period 1996-08-31
DRUG EMPORIUM INC
filed 1996-10-09
CIK 832922

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
 .              August 31, 1996        OR
         ---------------------------

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________________ TO ________________________


         Commission File Number   0-16998
                                 ----------

                             DRUG EMPORIUM, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       31-1064888
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

155 Hidden Ravines Drive, Powell, Ohio                         43065
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code        (614) 548-7080
                                                    ----------------------------

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

                                                 Yes  X    No
                                                     ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

          Class                             Outstanding at     08/31/96
----------------------------                                -------------
Common Stock, $.10 par value                       13,153,485   shares
                                                ---------------

                                      INDEX

                               DRUG EMPORIUM, INC.

PART I.  FINANCIAL INFORMATION                                         Page No.
                                                                      --------

    Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets.......................................3

         Consolidated Statements of Operations.............................4

         Consolidated Statements of Cash Flows ............................5

         Notes to Consolidated Financial Statements........................6

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations...............7-8

PART II.  OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders...........9

    Item 6.  Exhibits and Reports on Form 8-K..............................9

SIGNATURES................................................................10

EXHIBIT 11 - STATEMENT RE:  COMPUTATION OF EARNINGS
         PER SHARE........................................................11

                               DRUG EMPORIUM, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                August 31, 1996  March 2, 1996
                                                ---------------  -------------
                                                   (Unaudited)     (Audited)
                                                         (In thousands)
ASSETS
Current assets:
   Cash and cash equivalents .................      $    834      $    767
   Accounts receivable .......................        15,711        13,018
   Inventories ...............................       164,609       188,498
   Income taxes and other ....................         3,642         5,874
                                                    --------      --------
         Total current assets ................       184,796       208,157

Property and equipment, net ..................        31,823        28,793

Goodwill .....................................         5,012         5,311


Other assets .................................         1,745         1,637
                                                    --------      --------

         Total assets ........................      $223,376      $243,898
                                                    ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Revolving credit line .....................      $ 32,150      $ 21,500
   Accounts payable ..........................        51,486        69,143
   Accrued liabilities .......................         9,523        17,345
   Deferred income ...........................         6,731         9,183
   Accrued store closure .....................         4,973         6,182
   Current maturities of long-term debt ......         4,148         4,609
                                                    --------      --------
         Total current liabilities ...........       109,011       127,962

Deferred rent ................................         4,296         4,107

Convertible subordinated debt ................        49,421        49,421

Long-term debt, other ........................        11,525        13,863

Shareholders' equity:
   Preferred stock, authorized 2,000,000
     shares, none issued .....................          --            --
   Common stock, stated value $.10 per
     share, authorized 28,000,000, issued
     and outstanding 13,153,485 at August
     31, 1996 and 13,184,000 at March 2,
     1996 ....................................         1,315         1,318
   Additional paid-in capital ................        31,951        32,121
   Retained earnings .........................        15,857        15,106
                                                    --------      --------
         Total shareholders' equity ..........        49,123        48,545
                                                    --------      --------
         Total liabilities and shareholders'
           equity.............................      $223,376      $243,898
                                                    ========      ========

                               DRUG EMPORIUM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Three Months Ended                 Six Months Ended
                                             August 31,      August 26,        August 31,      August 26,
                                                1996            1995              1996            1995
                                          -----------------------------   --------------------------------
                                                                      (Unaudited)
                                                         (In thousands, except per-share data)


Net sales.................................  $212,573        $167,794           $419,316         $332,885

Cost of sales.............................   166,651         131,525            329,866          261,559
                                            --------        --------           --------         --------
                                              45,922          36,269             89,450           71,326

Selling, administrative and
occupancy expenses                            43,448          34,112             84,247           66,973
                                            --------        --------           --------         --------

Operating income .........................     2,474           2,157              5,203            4,353


Interest expense, net.....................     2,057           1,379              3,951            2,760
                                            --------        --------           --------         --------

Income before provision for
income taxes..............................       417             778              1,252            1,593

Provision for income taxes................       167             312                501              638
                                            --------        --------           --------         --------

Net income ...............................  $    250        $    466           $    751         $    955
                                            ========        ========           ========         ========


Net income per share......................      $.02            $.03               $.06             $.07
                                                ====            ====               ====             ====


Weighted average number of
common shares used in computing
net income per share......................    13,184          13,183             13,184           13,181
                                              ======          ======             ======           ======

                               DRUG EMPORIUM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Six Months Ended
                                                                    August 31,      August 26,
                                                                       1996            1995
                                                                  --------------  -------------
                                                                           (Unaudited)
                                                                         (In thousands)
Operating activities:
  Net income ..................................................       $   751         $    955
  Adjustments to reconcile to cash
  provided by (used for) operations:
    Depreciation and amortization..............................         3,958            4,069
    LIFO provision.............................................         1,690            1,502

  Cash provided by current assets and liabilities:
    Accounts payable and accrued liabilities                          (30,388)           1,621
    Accounts receivable........................................        (2,693)          (2,415)
    Inventories at current cost................................        29,460           (3,432)
    Other......................................................         2,208             (649)
                                                                      -------         --------
  Net cash provided by operating activities....................         4,986            1,651

Investing activities:
  Purchase of property and equipment, net......................        (2,504)          (1,405)
  Payment for purchase of retail stores, net
    of cash acquired...........................................       (10,093)          (2,766)
                                                                      -------         --------
  Net cash (used for) investing activities.....................       (12,597)          (4,171)

Financing activities:
  Net borrowings under revolving credit line                           10,650           15,640
  Net repayments, other........................................        (2,972)         (14,268)
                                                                      -------         --------
  Net cash provided by financing activities....................         7,678            1,372
                                                                      -------         --------

Increase (decrease) in cash and cash equiva-
lents..........................................................            67           (1,148)

Cash and cash equivalents, beginning of
    period.....................................................           767            1,722
                                                                      -------         --------

Cash and cash equivalents, end of period.......................       $   834         $    574
                                                                      =======        =========





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

5. The Company adopted SFAS 121 during the first quarter of the current fiscal year. No charge was recorded related to this adoption.

6. The Company signed an amendment to its bank credit Agreement (the "Agreement") on May 24, 1996. The amendment increased the available borrowings to help fund the acquisition of stores in the Philadelphia market.

         The Agreement allows for a total credit facility of up to $75,000,000, depending upon available collateral. On or before February 28, 1997, the credit facility will be reduced by $5,000,000. The remaining amount consists of a $55,000,000 revolver expiring on May 31, 1999 and term debt of $15,000,000. The term debt is due in quarterly installments of $750,000 beginning on May 31, 1996. As of August 31, 1996, the revolver balance was $32,150,000 and the term debt balance was $13,500,000.

         The interest rate on the Revolver and the term debt float at the bank's prime rate. The Agreement requires a commitment fee on the revolver of .375% on the unused available credit and has no compensating balance requirements.

         Borrowings made pursuant to the Agreement are secured by the Company's assets, including inventory and accounts receivable. The Agreement prohibits the payment of dividends, stock repurchases, and acquisition of the Company's convertible subordinated debentures.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

   The following table sets forth selected items from the Company's consolidated statements of operations expressed as a percentage of net sales for the periods indicated.

                                                               Three Months Ended              Six Months Ended
                                                           August 31,     August 26,       August 31,     August 26,
                                                             1996            1995            1996            1995
                                                           --------       ----------      ----------      ----------
Net sales (in thousands)..........................         $212,573         $167,794       $419,316        $332,885
                                                           ========         ========       ========        ========

Gross margin......................................            21.6%            21.6%          21.3%           21.4%

Selling, administrative and
occupancy expenses................................            20.4%            20.3%          20.1%           20.1%
                                                              -----            -----          -----           -----
                                                               1.2%             1.3%           1.2%            1.3%
                                                              =====            =====          =====           =====


   For the quarter, net sales increased 27% compared to the same period last year. This was a result of a larger store base and an increase in average sales per store. The increase in average sales per store was partially brought about by the acquisition of higher-volume stores and the closing of under-performing units. For stores open last year and this year, sales increased one percent for the six months and decreased one percent for the three months ended August 31, 1996. The changes in sales were largely due to the level of promotional activity.

   The following table lists corporately-owned store openings and store closings through the second quarter ended August 31, 1996 and the similar prior year period.

                                                                Three Months Ended               Six Months Ended
                                                            August 31,       August 26,     August 31,       August 26,
                                                              1996              1995           1996             1995
                                                            ----------       ----------     ----------       ----------
Number of stores at
  beginning of period.............................              141              115            136             113
Stores opened or acquired.........................                2                2              8               8
Stores closed or sold.............................               (2)              (3)            (3)             (7)
                                                                ---              ---            ---             ---
Total stores at end of                                          141              114            141             114
  period..........................................              ===              ===            ===             ===





   The Company has experienced downward pressure on gross margins, particularly in pharmacy, as sales through managed care networks continue to increase as a percentage of pharmacy sales. Management's goal is to offset this downward pressure on margins by, among other measures, utilizing scanning data to improve overall category gross margins where opportunities allow, while at the same time protecting the low price image of the stores.

   Selling, administrative and occupancy expenses as a percentage of sales increased slightly in the second quarter of Fiscal 1997 compared to the similar prior year period. The increase primarily resulted from the impact of increased advertising expenditures on acquired stores. Interest expense has increased over prior periods as a result of additional debt brought about by the acquisition of stores since last year.

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

   The table below sets forth the LIFO charge for the periods indicated.

                                                Three Months Ended                  Six Months Ended
                                            August 31,      August 26,            August 31,    August 26,
                                               1996          1995                  1996            1995
                                            ----------     -----------           ----------     ----------
LIFO charge (in thousands).................    $845          $751                  $1,690          $1,502
                                               ====          ====                  ======          ======




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

                           PART II - OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

                  The annual meeting of the stockholders of Drug Emporium, Inc. was held on June 26, 1996. The only items voted on at the meeting were the election of directors and ratification of Ernst & Young LLP as the independent auditors. The proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees and all such nominees were elected.

                  The following persons were elected as directors for a three-year term:

                                                      Votes              Votes           Broker
                                                      -----              -----           -------
                    Name                               For              Against         Non-Votes
                    ----                               ---              -------         ---------

                   Walter E. Sinterman             11,469,329            23,599          .1790%
                   V. J. Wiechart, Sr.             11,473,379            19,549          .1483%

                  The following summarizes the vote with respect to the independent auditors:

                                                                                      Broker
                                                                                     --------
                  Votes For              Votes Against               Abstentions    Non-Votes
                  ---------              -------------               -----------    ---------

                  11,453,995                13,151                    25,782             0

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  The following Exhibit is included herein:

                    --Exhibit 11.           Computation of earnings per share.

                  (b) No report on Form 8-K was filed during the quarter ended August 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DRUG EMPORIUM, INC.
                                    ------------------------------
                                             (Registrant)

Date    October 9, 1996             By    /s/ David L. Kriegel
    -----------------------           -----------------------------
                                          David L. Kriegel
                                          Chairman
                                          Chief Executive Officer

Date    October 9, 1996             By     /s/ Timothy S. McCord
    -----------------------           --------------------------
                                          Timothy S. McCord
                                          Chief Financial Officer