Form 10-Q
period 1996-11-30
DRUG EMPORIUM INC
filed 1997-01-14
CIK 832922

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
              November 30, 1996      OR
         ----------------------------

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                             TO
         --------------------  -----------------------

         Commission File Number   0-16998
                               -----------------------

                             DRUG EMPORIUM, INC.
--------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          Delaware                                       31-1064888
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

155 Hidden Ravines Drive, Powell, Ohio                         43065
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code        (614) 548-7080
                                                  ------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                 Yes  X    No
                                                     ---       ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

          Class                             Outstanding at     11/30/96
----------------------------                              ----------------
Common Stock, $.10 par value                       13,153,485    shares
                                                -----------------

                                      INDEX

                               DRUG EMPORIUM, INC.

PART I.  FINANCIAL INFORMATION                                                                             Page No.
------------------------------                                                                             --------

    Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets........................................................................3

         Consolidated Statements of Operations..............................................................4

         Consolidated Statements of Cash Flows .............................................................5

         Notes to Consolidated Financial Statements.........................................................6

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations................................................7-8

PART II.  OTHER INFORMATION
---------------------------

    Item 6.  Exhibits and Reports on Form 8-K...............................................................9

SIGNATURES.................................................................................................10
----------

EXHIBIT 11 - STATEMENT RE:  COMPUTATION OF EARNINGS
---------------------------------------------------
         PER SHARE.........................................................................................11
         ---------


                               DRUG EMPORIUM, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                  November 30,              March 2,
                                                                                  ------------              --------
                                                                                      1996                    1996
                                                                                      ----                    ----
                                                                                   (Unaudited)              (Audited)
                                                                                              (In thousands)

ASSETS
Current assets:
   Cash and cash equivalents.........................................                $    876                 $    767
   Accounts receivable...............................................                  16,449                   13,018
   Inventories, net of LIFO reserves of $23.7
      million and $21.2 million at November 30,
      1996 and March 2, 1996, respectively...........................                 182,822                  188,498
   Income taxes and other............................................                   2,787                    5,874
                                                                                     --------                 --------
         Total current assets........................................                 202,934                  208,157

Property and equipment, net..........................................                  31,394                   28,793
Goodwill.............................................................                   4,863                    5,311
Other assets.........................................................                   1,723                    1,637
                                                                                     --------                 --------

         Total assets................................................                $240,914                 $243,898
                                                                                     ========                 ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Revolving credit line.............................................                $ 37,200                 $ 21,500
   Accounts payable..................................................                  62,838                   69,143
   Accrued liabilities...............................................                  22,147                   32,710
   Current maturities of long-term debt..............................                   4,031                    4,609
                                                                                     --------                 --------
         Total current liabilities...................................                 126,216                  127,962

Deferred rent........................................................                   4,370                    4,107
Convertible subordinated debt........................................                  49,421                   49,421
Long-term debt, other................................................                  11,470                   13,863

Shareholders' equity:
   Preferred stock, authorized 2,000,000
     shares, none issued.............................................                       -                        -
   Common stock, stated value $.10 per share,
      authorized 28,000,000, issued and out
      standing 13,153,000 at November 30, 1996
      and 13,184,000 at March 2, 1996................................                   1,315                    1,318
   Additional paid-in capital........................................                  31,994                   32,121
   Retained earnings.................................................                  16,128                   15,106
                                                                                     --------                 --------
         Total shareholders' equity..................................                  49,437                   48,545
                                                                                     --------                 --------

         Total liabilities and shareholders'
         equity......................................................                $240,914                 $243,898
                                                                                     ========                 ========





See accompanying notes.

                               DRUG EMPORIUM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Three Months Ended                  Nine Months Ended
                                                        November 30,    November 25,        November 30,    November 25,
                                                            1996            1995                1996            1995
                                                       ---------------------------------   --------------------------------
                                                                             (Unaudited)
                                                                (In thousands, except per-share data)

Net sales........................................        $206,219         $170,954           $625,535        $503,839

Cost of sales....................................         161,032          134,059            490,898         395,618
                                                          -------          -------            -------         -------
                                                           45,187           36,895            134,637         108,221

Selling, administrative and
   occupancy expenses............................          42,695           34,680            126,942         101,653
                                                          -------          -------            -------         -------

Operating income.................................           2,492            2,215              7,695           6,568


Interest expense, net............................           2,040            1,638              5,991           4,398
                                                          -------          -------            -------         -------

Income before provision for
   income taxes..................................             452              577              1,704           2,170

Provision for income taxes.......................             181              230                682             868
                                                          -------          -------            -------         -------

Net income.......................................        $    271         $    347           $  1,022        $  1,302
                                                         ========         ========           ========        ========


Net income per share.............................            $.02             $.03               $.08            $.10
                                                         ========         ========           ========        ========

Weighted average number of com-
   mon shares used in computing
   net income per share..........................          13,153           13,183             13,174          13,182
                                                         ========         ========           ========        ========






See accompanying notes.

                               DRUG EMPORIUM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Nine Months Ended
                                                                                      November 30,     November 25,
                                                                                        1996                   1995
                                                                                 -------------------     ------------------
                                                                                                  (Unaudited)
                                                                                                (In thousands)
Operating activities:
  Net income .............................................................           $  1,022              $   1,302
  Adjustments to reconcile to cash provided by
  operations:
    Depreciation and amortization.........................................              6,039                  5,587
    LIFO provision........................................................              2,535                  2,253

   Cash provided by (used for) current assets and liabilities:
       Accounts payable and other current liabili ties....................            (17,980)                29,021
       Accounts receivable................................................             (3,431)                (1,453)
       Inventories at current cost........................................             10,402                (28,124)
       Other..............................................................              3,006                  1,664
                                                                                      -------                -------
   Net cash provided by operating activities..............................              1,593                 10,250

Investing activities:
  Purchase of property and equipment, net.................................             (3,990)                (1,620)
  Payment for purchase of retail stores, net
    of cash acquired......................................................            (10,093)               (40,644)
                                                                                      -------                -------
  Net cash (used for) investing activities................................            (14,083)               (42,264)

Financing activities:
  Net borrowings under revolving credit line..............................             15,700                 33,240
  Net repayments and other................................................             (3,101)                (2,209)
                                                                                      -------                -------
  Net cash provided by financing activities..............................              12,599                 31,031
                                                                                      -------                -------

Increase (decrease) in cash and cash equivalents..........................                109                   (983)

Cash and cash equivalents, beginning of period............................                767                  1,722
                                                                                      -------                -------

Cash and cash equivalents, end of period..................................           $    876               $    739
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

5. The Company adopted SFAS 121 during the first quarter of the current fiscal year. No charge has been recorded related to this adoption.

6. The Company signed an amendment to its bank credit Agreement (the "Agree-ment") on May 24, 1996. The amendment increased the available borrowings to help fund the acquisition of stores in the Philadelphia market.

     The Agreement allows for a total credit facility of up to $75,000,000, depending upon available collateral. On or before February 28, 1997, the credit facility will be reduced by $5,000,000. The remaining amount consists of a $55,000,000 revolver expiring on May 31, 1999 and term debt of $15,000,000. The term debt is due in quarterly installments of $750,000. As of November 30, 1996, the revolver balance was $37,200,000 and the term debt balance was $13,500,000.

     On December 13, 1996, the Company signed an amendment to the Agreement which extends the term on the revolver to May 31, 2000, reduces the commitment fee to .25% and improves the overall economics of the Agreement.

     The interest rate on the Revolver and the term debt floats at the bank's prime rate. The Agreement has no compensating balance requirements.

     Borrowings made pursuant to the Agreement are secured by the Company's assets, including inventory and accounts receivable. The Agreement prohibits the payment of dividends, stock repurchases, and acquisition of the Company's convertible subordinated debentures.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

   The following table sets forth selected items from the Company's consolidated statements of operations expressed as a percentage of net sales for the periods indicated.

                                                             Three Months Ended                 Nine Months Ended
                                                         November 30,   November 25,       November 30,    November 25,
                                                             1996          1995              1996              1995
                                                             ----          ----              ----              ----
Net sales (in thousands).........................         $206,219        $170,954         $625,535         $503,839
                                                          ========        ========         ========         ========

Gross margin.....................................            21.9%           21.6%            21.5%            21.5%
Selling, administrative and
occupancy expenses...............................            20.7%           20.3%            20.3%            20.2%
                                                          --------        --------         --------         --------
                                                              1.2%            1.3%             1.2%             1.3%
                                                          ========        ========         ========         ========


   For the quarter, net sales increased 21% compared to the same period last year. This was a result of a larger store base and an increase in average sales per store. The increase in average sales per store was partially brought about by the acquisition of higher-volume stores and the closing of under-performing units. For stores open last year and this year, sales increased one-half percent for the nine months and were flat for the three months ended November 30, 1996. The changes in sales were largely due to changes in the level of promotional activity.

   The following table lists corporately-owned store openings and store closings through the third quarter ended November 30, 1996 and the similar prior year period.

                                                                  Three Months Ended             Nine Months Ended
                                                           November 30,      November 25,    November 30,   November 25,
                                                               1996              1995           1996            1995
                                                               ----              ----           ----            ----
Number of stores at
  beginning of period.............................              141              114            136             113
Stores opened or acquired.........................                1               26              9              34
Stores closed or sold.............................               (2)               -             (5)             (7)
                                                                ---              ---            ---             ---
Total stores at end of
  period..........................................              140              140            140             140
                                                                ===              ===            ===             ===

   The Company has anticipated downward pressure on gross margins, particularly in pharmacy, as sales through managed care networks continue to increase as a percentage of pharmacy sales. Management's goal is to offset this downward pressure on margins by, among other measures, utilizing scanning data to improve overall category gross margins where opportunities allow, while at the same time protecting the low price image of the stores.

   Selling, administrative and occupancy expenses as a percentage of sales increased slightly in the third quarter of Fiscal 1997 compared to the similar prior year period. The increase primarily resulted from the impact of costs associated with acquired stores. Interest expense has increased over prior periods as a result of additional debt brought about by the acquisition of stores.

Inventory Valuation
-------------------

   The Company uses the LIFO method of accounting for its inventories. Under this method, the cost of merchandise sold and reported in the financial statements approximates current cost.

   The Company, in computing its LIFO charge throughout the fiscal year, uses an estimated percentage rate of inflation. The estimated inflation rate used in the table below was two percent for all periods. This LIFO charge is adjusted at each year-end based upon the actual weighted average percentage rate of inflation during the fiscal year. Adjustments to the LIFO charge, if any, will be reflected in the fourth quarter.

   The table below sets forth the LIFO charge for the periods indicated.

                                                                 Three Months Ended            Nine Months Ended
                                                           November 30,      November 25  November 30,    November 25,
                                                               1996             1995          1996            1995
                                                               ----             ----          ----            ----
LIFO charge (in thousands)........................             $845             $751         $2,535          $2,253
                                                               ====             ====         ======          ======




Liquidity and Capital Resources
-------------------------------

   The Company signed an amendment to its bank credit Agreement (the "Agreement") on May 24, 1996. The amendment increased the available borrowings to help fund the acquisition of stores in the Philadelphia market.

   On December 13, 1996, the Company signed an amendment to the Agreement which extends the term on the revolver to May 31, 2000, reduces the commitment fee to
 .25% and improves the overall economics of the Agreement.

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

                    --Exhibit 27.            Financial Data Schedule.

                  (b) No report on Form 8-K was filed during the quarter ended November 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DRUG EMPORIUM, INC.
                                          -----------------------------
                                             (Registrant)

Date    January 14, 1997                  By    /s/ David L. Kriegel
    ------------------------                ----------------------------
                                                   David L. Kriegel
                                                   Chairman
                                                   Chief Executive Officer


Date    January 14, 1997                  By     /s/ Timothy S. McCord
    ------------------------                ----------------------------
                                                   Timothy S. McCord
                                                   Chief Financial Officer