Form 10-K
period 1997-03-01
DRUG EMPORIUM INC
filed 1997-05-23
CIK 832922

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
  [ x ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended March 1, 1997

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject so such filing requirements for the past 90 days.
Yes __X__   No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         At May 16, 1997, there were 13,179,785 shares of Drug Emporium common stock outstanding. The aggregate market value of shares of common stock held by non-affiliates of the Registrant as of May 16, 1997 was approximately $57,661,559 based on a closing price of $4.375 per share on Nasdaq National Market on such date.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Part II, Items 6., 7. and 8., and Part IV, Item 14. incorporate by reference portions of the Drug Emporium, Inc. Annual Report to Stockholders for the year ended March 1, 1997. Part III, Items 10., 11., 12., and 13. incorporate by reference portions of the Drug Emporium, Inc. Proxy Statement for the 1997 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, the Drug Emporium, Inc. Annual Report to Stockholders for the year ended March 1, 1997 is not deemed filed as part of this report.

ITEM 1.           BUSINESS

INTRODUCTION

             In 1977, the first Drug Emporium store was opened in Columbus, Ohio. Today, the Company operates 138 company-owned stores, known as Drug Emporium, F&M Super Drug Stores and "big D" stores. In addition to the Company-owned stores, as of March 1, 1997, there are 88 franchise stores, and three stores operating under a license agreement. The accompanying financial statements include only amounts related to company-owned stores.

             All the stores specialize in discount-priced merchandise, including health and beauty aids, cosmetics and greeting cards. All stores with the exception of the two "big D" stores operate full service pharmacies.

             The Company's common stock trades on the Nasdaq National Market under the symbol DEMP. As of March 1, 1997, there were 13,153,485 shares outstanding. Drug Emporium's 7-3/4% convertible subordinated debentures, due October 1, 2014, are traded on the Nasdaq National Market under the symbol DEMPG.

STORE OPERATIONS

             Company stores range in size from 19,000 to 38,000 square feet, with a typical store having approximately 27,000 square feet, including retail selling space and storage space in the rear of each store. Retail selling space on average accounts for 75% of each store's total square feet.

             Each store has a manager, one or two assistant managers, a head pharmacist, and approximately 8 to 12 additional full-time employees. The stores are grouped into six operational regions, each overseen by a regional director or regional vice president. The regional director or vice president's responsibilities include visiting stores and assuring that Company standards for buying, merchandising, customer service and store appearance are maintained.

             The Company's stores are located primarily in shopping centers on major commercial thoroughfares. The capital expenditures required to fixture and equip a store averages $250,000. Pre-opening expenses, including salaries and promotional expenses, average $50,000 per store, and each store requires approximately $1,000,000 in initial inventory.

             The typical trade area for a Drug Emporium store encompasses 200,000 people in 75,000 households within a defined area, usually five miles. The customer profile is 80 percent middle-to-upper income women between the ages of 25 and 54 who shop on a two-and-a-half week cycle.

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

             Most stores are open seven days a week for a total of 80 hours a week. In addition, the Company operates 24-hour stores in certain markets. Each store has a similar layout, generally with the pharmacy located in the rear of the store. Company stores accept payment in cash, check or credit card and from third-party providers.

             The table set forth below lists the 229 Company, franchise and licensed Drug Emporium stores by market as of March 1, 1997:

    WHOLLY-OWNED:
    -------------
    Atlanta, Augusta, GA,..........................................................................20
    Philadelphia, PA...............................................................................28
    Los Angeles, San Francisco, and San Diego CA...................................................21
    Columbus, Cincinnati, Dayton, OH...............................................................22
    Detroit, MI....................................................................................17
    Baltimore, MD and Washington, DC...............................................................10
    Milwaukee, WI.................................................................................. 7
    St. Louis, MO and Oklahoma City, OK............................................................ 5
    Louisville, KY................................................................................. 4
    Minneapolis, MN...............................................................................  4
                                                                                                  ---
                                                                                                  138
                                                                                                  ===

    INDEPENDENT FRANCHISES:
    -----------------------
    Seattle, Tacoma, WA............................................................................20
    Dallas, Ft. Worth, TX..........................................................................15
    Lafayette, Shreveport, LA, and Amarillo, Abilene,
     Denton, Longview, Lubbock, Tyler and Waco TX,
     Little Rock, AR, and Wichita KS...............................................................11
    Phoenix, Tucson, AZ............................................................................ 9
    San Antonio, Austin, Houston, TX.............................................................. 60
    Charlotte, Raleigh, Durham, Concord, NC........................................................ 6
    Virginia Beach, VA............................................................................. 4
    Barboursville, Charleston, WV.................................................................. 4
    Independence and Kansas City, MO and Overland Park KS.......................................... 3
    Greensboro, Winston-Salem, NC.................................................................. 2
    Union City, NJ................................................................................. 2
    Victoria, Brownsville, TX...................................................................... 2
    Nashville, TN.................................................................................. 2
    Morris Plains, NJ.............................................................................. 1
    Omaha, NE...................................................................................... 1
                                                                                                   --
                                                                                                   88
                                                                                                   ==
    LICENSEES:
    ----------
    Richmond, VA                                                                                    3
                                                                                                   ==

             The Company considers various geographic and demographic factors, including population around the site, income level within that area, proximity to major shopping malls, traffic count, accessibility of site, proximity of competitors and available parking spaces. Extensive market research may be utilized through an outside market research firm which identifies, among other things, trade area, trade area potential, demographic factors, competitors and competitors' sales/strengths/weaknesses, and projects three-year anticipated sales volumes.

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

  FRANCHISE OPERATIONS

             Drug Emporium continues to have a strong franchise-and-licensed-store network consisting of 88 franchise and 3 licensed stores. Drug Emporium maintains a Franchise Advisory Board designed to provide a forum to investigate and discuss issues and concerns of the Company and its franchisees.

             Under its franchise system, the Company permits franchisees to operate Drug Emporium stores in a specific geographic area based on ADIs (areas of dominant influence of television signals). Prospective franchisees generally must make a minimum equity investment of $1,000,000 per store and establish an acceptable line of credit in the amount of $500,000 per store. The Company advises franchisees in site selection, store layout, and establishing purchasing and advertising policies.

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

             During Fiscal 1997, Drug Emporium franchisees opened a total of five new stores and one store was opened under a license agreement. One franchise changed ownership and four franchise stores closed during the year.

             The license agreement allows the Drug Emporium retail concept to be operated within a grocery store with the Drug Emporium portion of sales generating a royalty fee. During fiscal 1997, licensees were charged a flat royalty fee of 1.25% of sales.

  ACQUISITION OF FRANCHISEES

             The Company, from time to time, has acquired or sought to acquire certain of its franchise operations. The Company's decision to pursue the acquisition of a franchisee is based on the Company's evaluation of the growth opportunities in a particular market, the impact the acquisition would have on earnings per share and the quality of the franchisee's existing management. Since 1983, the Company has acquired franchisees located in Los Angeles, Washington, D.C., Atlanta, Cincinnati, Milwaukee, Minneapolis, St. Louis, Charleston, S.C., Indianapolis, Orlando, Louisville, Oklahoma City and Baton Rouge. The Company plans to evaluate future opportunities to acquire appropriate franchisees from time to time and may use cash or securities to pay for such acquisitions.

  MERCHANDISING AND MARKETING

             The Company's merchandising goal is to provide customers with the widest available selection of health and beauty aids, cosmetics, prescription drugs and general merchandise at everyday low prices. The Company estimates that approximately 66% of a typical store's sales mix is health and beauty aids and general merchandise, 26% pharmacy items and 8% cosmetics.

             The Company is continuing to aggressively oversee strategies designed to lower the total cost of acquiring merchandise in order to continue to be competitive with other national and regional chain discounters. The Company is continuing to invest in and upgrade its electronic in-store scanning and backdoor receiving systems.

             During fiscal 1997, the Company's primary pharmacy supplier and general merchandise distributor, McKesson Drug, accounted for over 30% of the Company's purchases. No other single vendor accounted for more than 10% of the Company's purchases. The Company purchases from over 500 vendors, although the great majority of the business is conducted with approximately 100 vendors. The Company believes it is a significant customer for each of these 100 vendors.

             The Company advertises through the use of television, radio, newspaper and direct mail. Point of sale advertising is also used. The Company's strategy of clustering stores within ADI markets is an important factor in maximizing the effectiveness of its advertising expenditures. The Company works with an advertising agency that coordinates advertising for the entire chain. Benefits of centralization include efficiencies of buys with media, coordination of chain-wide promotional activities, and ability to negotiate better prices with vendors.

  CUSTOMER SERVICE

             The Company believes that its commitment to customer service is an important ingredient of its success. The Company encourages its managers and other employees to be responsible to customers. The stores are designed to make products easily accessible. Store employees are trained to be friendly and helpful to customers.

  COMPETITION

             The sale of deep discount health and beauty aids, cosmetics and prescription drugs is highly competitive. The Company believes that the principal bases of competition in this market are price, product variety, service, site location and customer recognition. The Company also believes that there exist only a few similar companies, the major one being Phar-Mor Inc. The Company's stores compete not only with those similar companies but with numerous other drug stores with national or regional images, and also with supermarkets, combination stores and discount stores. Many of the Company's supermarket, combination store and discount and retail drug store competitors have more outlets and substantially greater financial resources than the Company or have more convenient locations than Company stores. The Company believes that its prices are competitive and that it offers greater product variety and better service than its competitors. The Company also believes that the smaller size of its stores compared to the major discount competitors provides a better shopping experience and allows a better selection of sites in tight real estate markets that exist in some major cities. The Company's ability to expand successfully into new markets is especially sensitive to the competitive factors in those markets.

  EMPLOYEES AND TRAINING

             At March 1, 1997, the Company had a total of approximately 6,500 employees, both full-time and part-time, of which 173 were corporate staff personnel. None of the employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

             Drug Emporium believes that the training of store employees is one of the most important elements of its business. The Company conducts training classes at its headquarters, and senior management works closely with regional and district managers in this regard.

  REGULATION

             The Company is also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions. A portion of the Company's personnel are paid at rates related to the federal minimum wage, and accordingly, further increases in the minimum wage increase the Company's labor costs.

             The prescription drug business is subject to the federal Food, Drug and Cosmetic Act, Drug Abuse Prevention and Control Act and Fair Packaging and Labeling Act relating to the content and labeling of drug products, comparable state statutes and state regulation regarding recordkeeping and licensing matters. These regulatory functions contain civil and criminal penalties for violations.

             The sale of franchises by the Company is subject to regulation by the Federal Trade Commission and various states in which it currently does business or in which the Company may do business in the future. Such regulations generally require the prior registration or an exemption from registration for the sale of franchises and delivery to prospective franchisees of a franchise disclosure document. No assurances can be given that any future changes in the existing laws or the promulgation of new laws will not adversely affect the Company.

  SERVICE MARKS

             The Company has obtained federal registrations of the servicemark "Drug Emporium" and "Savings So Big You Need A Shopping Cart" for retail drug store services "Drug Emporium" for technical aid and assistance in the establishment and operation of retail drug stores and "Drug Emporium", plus design, for retail drug store services. Federal registration of the service marks "Food and Drug Emporium," "Drug Emporium RX," and "Drug Emporium Express" are currently pending.

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

  EXECUTIVE OFFICERS OF THE COMPANY

             The Company's executive officers are:

             Name                  Age                          Position (1)                            Served as
                                                                                                      Officer Since
----------------------------------------------------------------------------------------------------------------------
  David L. Kriegel                 51        Chairman of the Board, Chief Executive                        1992
                                             Officer, President and Director
  Timothy S. McCord                38        Chief Financial Officer and Treasurer                         1994
  Jane H. Lagusch                  51        Vice President, Secretary                                     1990
  A. Joel Arnold                   61        Senior Vice President                                         1995

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

  TIMOTHY S. McCORD

             Since June 1994, Mr. McCord, a Certified Public Accountant, has served as Chief Financial Officer, and in June 1996 he was elected to the office of Treasurer. From June 1993 to June 1994, Mr. McCord was Controller of the Company. Previous to joining the Company, Mr. McCord was employed by Ernst & Young LLP, the external auditors to the Company, for ten years.

  JANE H. LAGUSCH

             Mrs. Lagusch has been associated with the Company in various capacities since 1980 and has been an officer of the Company since 1986. She was appointed to her current position, Vice President and Secretary of the Company, in 1993. Mrs. Lagusch has responsibility for corporate administrative functions.

  A. JOEL ARNOLD

             Mr. Arnold was appointed to the office of Senior Vice President on June 15, 1995. He formerly held the position of Director of Merchandising and Operations in which he served for two years. A registered pharmacist, Mr. Arnold has 37 years' experience in the retail drug industry.

  ITEM 2.        PROPERTIES

             Most of the Company's stores are occupied pursuant to long-term leases that vary as to rental provisions, expiration dates, renewal options, rental amounts and payment provisions. The Company does not deem any individual stores lease to be significant in relation to its overall operations. For information as to the amount of the Company's rental obligations for retail store leases, see Note 5 of Notes to Consolidated Financial Statements.

             The Company owns a 20,000 square foot executive office building and the surrounding land for use as its principal office in Powell, Ohio. The Company also owns the building and land at one of its Detroit area store locations.

  ITEM 3.        LEGAL PROCEEDINGS

             Nortex Drug Distributors, Inc. v. Drug Emporium, Inc., Case No. C2-93-767, filed August 6, 1993 which is pending in the United States District Court, Southern District of Ohio, Eastern Division. The plaintiff claims a loss of investment capital, out-of-pocket expenses, loss of profits and goodwill, fraud, interference with contract, and deceptive trade practices. Plaintiff also seeks a declaration that the non-compete provision in the franchise agreement is unenforceable. The Company is aggressively defending this suit.

  ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             Not applicable.

  ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS

             The Company's common stock is traded on the Nasdaq National Market under the symbol DEMP. The following table sets forth, for the quarterly periods shown, the high and low sale price per share as reported on Nasdaq National Market:

                Fiscal Quarter Ended                                 High                             Low
------------------------------------------------------------------------------------------------------------------
  May 27, 1995                                                      $4.750                           $4.000
  August 26, 1995                                                   $5.063                           $4.000
  November 25, 1995                                                 $5.063                           $3.875
  March 2, 1996                                                     $4.250                           $3.250

  June 1, 1996                                                      $4.313                           $3.250
  August 31, 1996                                                   $4.563                           $3.688
  November 30, 1996                                                 $4.625                           $3.875
  March 1, 1997                                                     $5.750                           $4.125

             The Company paid no dividends in fiscal 1997 or 1996.

             The Company's bank credit agreement prohibits payment of dividends, stock repurchases and acquisition of the Company's convertible subordinated debt.

             At April 28, 1997, the number of holders of record of the Company's common stock, without determination of the number of individual participants in security positions, was approximately 4,908.

  ITEM 6.        SELECTED FINANCIAL DATA

             The information required by this Item 6 is incorporated by reference from page 12 of the Drug Emporium, Inc. Annual Report to Stockholders for the year ended March 1, 1997.

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The information required by this Item 7 is incorporated by reference from pages 13 and 14 of the Drug Emporium, Inc. Annual Report to Stockholders for the year ended March 1, 1997.

  ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             The information required by this Item 8 is incorporated by reference from pages 15 through 22 of the Drug Emporium, Inc. Annual Report to Stockholders for the year ended March 1, 1997.

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

  ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             Certain of the information required by this Item 10 is set forth under Item 1. "Executive Officers of the Company."

             *


  ITEM 11.      EXECUTIVE COMPENSATION

             *


  ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             *


  ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             *


  * Reference is made to information under the captions "Election of Directors," "Executive Compensation," "Security Ownership of Certain Beneficial Owners and Management," and "Certain Relationships and Related Transactions," in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 25, 1997. The Company mailed its definitive proxy statement to stockholders on or about May 19, 1997.

  ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1)     Financial Statements

             The following Consolidated Financial Statements of Drug Emporium, Inc. are incorporated by reference in Item 8 from the pages set forth below of the Drug Emporium, Inc. Annual Report to Stockholders for the year ended March 1, 1997.

                                                                    Page Nos. of
                                                                   Annual Report
                                                                   -------------
  Consolidated Balance Sheets as of March 1, 1997 and
  March 2, 1996                                                          15

  Consolidated Statements of Operations for each of the
  Three Fiscal Years in the Period Ended March 1, 1997                   16

  Consolidated Statements of Shareholders' Equity for each
  of the Three Fiscal Years in the Period Ended March 1,
  1997                                                                   16

  Consolidated Statements of Cash Flows for each of the
  Three Fiscal Years in the Period Ended March 1, 1997                     17

  Notes to Consolidated Financial Statements                             18-22

  Report of Independent Auditors                                           23


     (2)     Financial Statement Schedules

             Schedules for which provision is made in Regulation S-X are not required under the instructions contained therein, are inapplicable, or the information is included in the footnotes to the Consolidated Financial Statements.

     (3)     Exhibits List

              (3)            Articles of Incorporation and By-Laws

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

                            10.8 Form of Option Agreement (incorporated by reference to Exhibit 10.8 to the Company's S-1 Registration Statement Registration No. 33-21755)

                            10.10 Third Amended and Restated Revolving Credit and Term Loan Agreement dated as of November 13, 1995, between Drug Emporium, Inc. and Bank One, Columbus, NA (incorporated by reference to
                                         Exhibit 10.1 of the Company's Form
                                         10-Q for the period ended November 25,
                                         1995)

                            10.11 Employment contract dated March 11, 1993 between David L. Kriegel and Drug Emporium, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1993) **

                            10.12 Drug Emporium, Inc. 1993 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended February 27,
                                         1993) **

                            10.13 Drug Emporium, Inc. 1993 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 27,
                                         1993) **

                           *10.14 Amendments No. 1, 2 and 3 to Third Amended and Restated Revolving Credit and Term Loan Agreement dated as of November 13, 1995, (between Drug Emporium, Inc. and Bank One, Columbus,
                                         NA) and $5,000,000 Term Note dated
                                         April 18, 1997 **

                           *10.15 Amendment to Employment Agreement made the 11th day of March 1993 by and between Drug Emporium, Inc. and David
                                         L. Kriegel dated September 25, 1996,
                                         and Employment Security Agreements
                                         between Drug Emporium, Inc. and each
                                         of A. Joel Arnold, Jane H. Lagusch and
                                         Timothy S.  McCord, dated September
                                         25, 1996 **

             *(11)          Statement re Computation of Per Share Earnings

                            11.1 Computation of Per Share Earnings is readily computable from information disclosed in the financial statements and therefore is not included as a separate exhibit.

             *(13) Annual Report to Security Holders, Form 10Q or Quarterly Report to Security Holders

                            13.1 Annual Report to Stockholders for Fiscal Year Ended March 1, 1997. (limited to those portions incorporated herein)

             *(21)          Subsidiaries of Registrant

                            21.1         The Company has the following
                                         wholly-owned subsidiaries:

                                                                                                     State of
                                                        Name                                       Incorporation
                                         ------------------------------------------------------------------------
                                           Drug Emporium of Michigan, Inc.                           Delaware
                                           Drug Emporium of Maryland, Inc.                           Delaware
                                           Winter Fern Drug Distributors, Inc.                         Ohio
                                           RJR Drug Distributors Inc.                                Delaware
                                           Houston Venture, Inc.                                       Ohio
                                           Emporium Venture, Inc.                                      Ohio


             *(23)          Consent of Experts

                             23.1         Consent of Ernst & Young LLP

              (27)          Financial Data Schedule

                             27.1         Financial Data Schedule of the Company

                 *Included with this Annual Report on Form 10-K
                 **Compensatory plans, contracts or agreements

  (b)        Reports on Form 8-K

             No reports on Form 8-K were filed during the fourth quarter of fiscal 1997.

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DRUG EMPORIUM, INC.
                                              (Registrant)

  Date:      May 19, 1997                  By: /s/ David L. Kriegel
                                              ------------------------------
                                                David L. Kriegel
                                                Chairman and Chief Executive
                                                Officer

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

  Date:      May 19, 1997

  /s/ Timothy S. McCord                     /s/ David L. Kriegel
  -------------------------------------     ------------------------------------
  Timothy S. McCord                         David L. Kriegel
  Chief Financial Officer and Treasurer     Chairman and Chief Executive Officer

  /S/ Michael P. Leach                      /s/ Thomas D. Igoe
  -------------------------------------     ------------------------------------
  Michael P. Leach                          Thomas D. Igoe
  Controller                                Director

                                            /s/ Robert S. Meeder, Sr.
                                            ------------------------------------
                                            Robert S. Meeder, Sr.
                                            Director

                                            /s/ William L. Sweet, Jr.
                                            ------------------------------------
                                            William L. Sweet, Jr.
                                            Director

                                            /s/ V. J. Wiechart, Sr.
                                            ------------------------------------
                                            V. J. Wiechart, Sr.
                                            Director