Form 10-K/A
period 1997-03-01
DRUG EMPORIUM INC
filed 1997-06-18
CIK 832922

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                  Amendment #1

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

                            10.11 Employment contract dated March 11, 1993 between David L. Kriegel and Drug Emporium, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1993) **

                            10.12 Drug Emporium, Inc. 1993 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended February 27,
                                         1993) **

                            10.13 Drug Emporium, Inc. 1993 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 27,
                                         1993) **

                            10.14 Amendments No. 1, 2 and 3 to Third Amended and Restated Revolving Credit and Term Loan Agreement dated as of November 13, 1995, (between Drug Emporium, Inc. and Bank One, Columbus,
                                         NA) and $5,000,000 Term Note dated
                                         April 18, 1997 **

                            10.15 Amendment to Employment Agreement made the 11th day of March 1993 by and between Drug Emporium, Inc. and David
                                         L. Kriegel dated September 25, 1996,
                                         and Employment Security Agreements
                                         between Drug Emporium, Inc. and each
                                         of A. Joel Arnold, Jane H. Lagusch and
                                         Timothy S.  McCord, dated September
                                         25, 1996 **

              (11)          Statement re Computation of Per Share Earnings

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



             (23)          Consent of Experts


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

Date:      June 17, 1997



/s/ Timothy S. McCord                      /s/ David L. Kriegel
-------------------------------------      ------------------------------------
Timothy S. McCord                          David L. Kriegel
Chief Financial Officer and Treasurer      Chairman and Chief Executive Officer