Form 10-Q
period 1997-05-31
DRUG EMPORIUM INC
filed 1997-06-24
CIK 832922

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
               May 31, 1997         OR
         -----------------------

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                                 TO
         -----------------------    -----------------------

         Commission File Number        0-16998
                                ---------------------


                              DRUG EMPORIUM, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                       31-1064888
-------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


155 Hidden Ravines Drive, Powell, Ohio                         43065
-------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code        (614) 548-7080
                                                   ----------------------------


-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X    No
                                      ---   ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


          Class                             Outstanding at      05/31/97
----------------------------                                ----------------
Common Stock, $.10 par value                       13,179,785    shares
                                                ---------------

                                      INDEX

                               DRUG EMPORIUM, INC.



PART I.  FINANCIAL INFORMATION                                                                         Page No.
------------------------------                                                                         --------
    Item 1.  Financial Statements (Unaudited)


         Condensed Consolidated Balance Sheets..............................................................3


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


    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations................................................7-8




PART II.  OTHER INFORMATION
---------------------------

    Item 6.  Exhibits and Reports on Form 8-K...............................................................9




SIGNATURES.................................................................................................10
----------



EXHIBIT 11 - STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE..............................................11
-------------------------------------------------------------

                              DRUG EMPORIUM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               May 31, 1997          March 1, 1997
                                                                               ------------          -------------
                                                                                (Unaudited)            (Audited)
                                                                                          (In thousands)
ASSETS
Current assets:
   Cash and cash equivalents......................................                   $    748           $    779
   Accounts receivable............................................                     15,052             14,525
   Inventories, net of LIFO reserve of
       $21.9 million and $21.0 at May 31,
       1997 and March 1, 1997, respectively.......................                    185,442            187,949
   Income taxes and other.........................................                      2,091              3,278
                                                                                     --------           --------
         Total current assets.....................................                    203,333            206,531

Property and equipment, net.......................................                     29,655             30,412

Goodwill..........................................................                      4,625              4,763

Other assets......................................................                      1,528              1,613
                                                                                     --------           --------

         Total assets.............................................                   $239,141           $243,319
                                                                                     ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Revolving credit line..........................................                   $ 45,700           $ 41,600
   Accounts payable...............................................                     58,132             64,571
   Accrued liabilities............................................                     15,057             15,142
   Deferred income................................................                      4,061              4,966
   Current maturities of long-term debt...........................                      3,223              3,950
                                                                                     --------           --------
         Total current liabilities................................                    126,173            130,229

Deferred rent.....................................................                      4,183              4,192

Convertible subordinated debt.....................................                     49,421             49,421
Long-term debt, other.............................................                      9,137              9,910
                                                                                     --------           --------
         Total long-term debt                                                          58,558             59,331

Shareholders' equity:
   Preferred stock, authorized 2,000,000
     shares, none issued..........................................                         --                 --
   Common stock, stated value $.10 per
     share, authorized 28,000,000, issued
     and outstanding 13,179,785 at May 31,
     1997 and 13,153,485 at March 1, 1997.........................                      1,318              1,315
   Additional paid-in capital.....................................                     32,123             31,994
   Retained earnings..............................................                     16,786             16,258
                                                                                     --------           --------
         Total shareholders' equity...............................                     50,227             49,567
                                                                                     --------           --------
         Total liabilities and shareholders'
           equity.................................................                   $239,141           $243,319
                                                                                     ========           ========

                              DRUG EMPORIUM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                              Three Months Ended
                                                                                       May 31, 1997        June 1, 1996
                                                                                       ------------        ------------
                                                                                                 (Unaudited)
                                                                                                (In thousands,
                                                                                            except per-share data)
Net sales..................................................................               $209,214            $206,743

Cost of sales..............................................................                164,592             163,215
                                                                                          --------            --------
         Gross margin                                                                       44,622              43,528

Selling, administrative and occupancy expenses.............................                 41,564              40,799
                                                                                          --------            --------

Operating income before store closure expense..............................                  3,058               2,729

Interest expense, net......................................................                  2,179               1,894
                                                                                          --------            --------

Income before provision for income taxes...................................                    879                 835

Provision for income taxes.................................................                    351                 334
                                                                                          --------            --------

Net income ................................................................               $    528            $    501
                                                                                          ========            ========


Net income per share.......................................................                   $.04                $.04
                                                                                              ====                ====


Weighted average number of common shares used
   in computing net income per share.......................................                 13,179              13,184
                                                                                            ======              ======

                              DRUG EMPORIUM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             Three Months Ended
                                                                                    May 31, 1997            June 1, 1996
                                                                                    ------------            ------------
                                                                                                (Unaudited)
                                                                                               (In thousands)
Operating activities:
  Net income ........................................................                  $   528                $   501
  Adjustments to reconcile to cash
  provided by (used for) operations:
    Depreciation and amortization....................................                    1,607                  1,912
    LIFO provision...................................................                      871                    845

  Cash provided by current assets and
  liabilities:
    Accounts payable and accrued liabilities                                            (7,505)                (3,138)
    Accounts receivable..............................................                     (527)                (1,385)
    Inventories at current cost......................................                    1,636                  6,413
    Other............................................................                    1,189                   (116)
                                                                                       -------               -------
  Net cash provided by operating activities..........................                   (2,201)                 5,032

Investing activities:
  Purchase of property and equipment, net............................                     (562)                (1,245)
  Payment for purchase of retail stores, net
    of cash acquired.................................................                       --                 (8,716)
                                                                                       -------                -------
  Net cash (used for) investing activities...........................                     (562)                (9,961)

Financing activities:
  Net borrowings under revolving credit line.........................                    4,100                  6,800
  Net repayments and other...........................................                   (1,368)                (1,800)
                                                                                       -------                -------
  Net cash provided by (used for)
     financing activities............................................                    2,732                  5,000
                                                                                       -------                -------

Increase (decrease) in cash and cash
    equivalents......................................................                      (31)                    71

Cash and cash equivalents, beginning of
    period...........................................................                      779                    767
                                                                                       -------                -------

Cash and cash equivalents, end of period.............................                  $   748                $   838
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

   The information furnished reflects all adjustments which are, in the opinion of management, necessary to fairly present the consolidated financial position, results of operations and cash flows on a consistent basis. Certain amounts in prior period financial statements may have been reclassified to conform with the current presentation.

2. The Company's cost of sales is computed using the gross profit method. The gross profit percentage used is validated by physical inventories conducted twice a year primarily in the second and fourth quarters and the actual results of the LIFO calculations in the fourth quarter.

3. The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Company's Form 10-K for the fiscal year ended March 1, 1997 (File No. 0-16998) for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

4. The Company has a bank credit agreement (the "Agreement") which governs its borrowings under its bank credit facilities. The Agreement is amended from time to time to increase or decrease borrowing capacity based on projected seasonal needs.

   As of May 31, 1997, the total credit facility under the Agreement allowed for borrowings of up to $72,000,000, depending upon available collateral. On or before August 31, 1997, the credit facility will be reduced by $5,000,000. The remaining $55,000,000 revolver expires on May 31, 2000, while the remaining term debt of $12,000,000 is due in quarterly install ments of $750,000, payable at the end of each of the Company's fiscal quarters.

   The interest rate on the Revolver and the term debt float at the bank's prime rate. The Agreement requires a commitment fee on the revolver of .25% on the unused available credit and has no compensating balance requirements.

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


                                                                Three Months Ended
                                                           May 31, 1997     June 1, 1996
                                                           ------------     ------------
                                                                   (Unaudited)
Net sales (in thousands)...........................           $209,214         $206,743
Gross margin.......................................               21.3%            21.0%
Selling, administrative and occupancy expenses.....               19.8%            19.7%
                                                                   1.5%             1.3%
---------------------------------------------------------------------------------------


   For the quarter, net sales increased 1% compared to the same period last year. This was a result of a larger weighted average store base, offset by a 1% decline in comparable store sales.

   The following table lists corporately-owned store openings and store closings through the first quarter ended May 31, 1997 and the similar prior year period.


                                                        Three Months Ended
                                                    May 31, 1997     June 1, 1996
                                                    ------------     ------------
                                                             (Unaudited)
Number of stores at
  beginning of period...........................          138             136

Stores opened or acquired.......................            0               6

Stores closed or sold...........................            0              -1

Total stores at end of period                             138             141
--------------------------------------------------------------------------------------------


   Gross margin as a percentage of sales increased during the three month period ended May 31, 1997 over the comparable prior year period. This increase resulted from an emphasis on reduced product costs, selectively strengthened product pricing and category management, partially offset by selective reductions in the retail prices of competitive items and promotional activity.


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

     The table below sets forth the LIFO charge for the periods indicated.


                                                                 Three Months Ended
                                                        May 31, 1997            June 1, 1996
                                                        ------------            ------------
                                                                   (In thousands)
LIFO charge.......................................          $871                    $845
                                                            ====                    ====


Liquidity and Capital Resources

   The Company has a bank credit agreement (the "Agreement") which governs its borrowings under its bank credit facilities. The Agreement is amended from time to time to increase or decrease borrowing capacity based on projected seasonal needs.

   As of May 31, 1997, the total credit facility under the Agreement allowed for borrowings of up to $72,000,000, depending upon available collateral. On or before August 31, 1997, the credit facility will be reduced by $5,000,000. The remaining $55,000,000 revolver expires on May 31, 2000, while the remaining term debt of $12,000,000 is due in quarterly installments of $750,000, payable at the end of each of the Company's fiscal quarters.

   The interest rate on the Revolver and the term debt float at the bank's prime rate. The Agreement requires a commitment fee on the revolver of .25% on the unused available credit and has no compensating balance requirements.

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


         (b) No report on Form 8-K was filed during the quarter ended May 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      DRUG EMPORIUM, INC.
                                                 -----------------------------
                                                         (Registrant)


Date   June 24, 1997                          By /s/ David L. Kriegel
     -----------------------                     -----------------------------
                                                  David L. Kriegel Chairman
                                                  Chief Executive Officer


Date   June 24, 1997                          By /s/ Timothy S. McCord
     -----------------------                     -----------------------------
                                                  Timothy S. McCord
                                                  Chief Financial Officer