Form 10-Q
period 1997-08-30
DRUG EMPORIUM INC
filed 1997-09-19
CIK 832922

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
              August 30, 1997      OR
         -------------------------

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                             TO
         -------------------    -------------------

         Commission File Number   0-16998
                                -----------

                               DRUG EMPORIUM, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                       31-1064888
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


155 Hidden Ravines Drive, Powell, Ohio                         43065
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code    (614) 548-7080
                                                   --------------------


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

                               Yes  X    No
                                   ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


           Class                             Outstanding at   08/30/97
----------------------------                                ------------
Common Stock, $.10 par value                       13,179,785   shares
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


         Consolidated Statements of Cash Flows .............................................................5


         Notes to Consolidated Financial Statements.........................................................6


    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations................................................7-8


PART II.  OTHER INFORMATION
---------------------------


    Item 4.  Submission of Matters to a Vote of Security Holders............................................9


    Item 6.  Exhibits and Reports on Form 8-K...............................................................9




SIGNATURES.................................................................................................10
----------




EXHIBIT 11 - STATEMENT RE:  COMPUTATION OF EARNINGS
---------------------------------------------------
         PER SHARE.........................................................................................11
         ---------

                               DRUG EMPORIUM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  August 30, 1997     March 1, 1997
                                                  ---------------     -------------
                                                    (Unaudited)         (Audited)
                                                            (In thousands)
ASSETS
Current assets:
   Cash and cash equivalents ...............          $    768          $    779
   Accounts receivable .....................            16,769            14,525
   Inventories, net of LIFO reserve of $22.8
     million and $21.0 million at August 30,
     1997 and March 1, 1997, respectively ..           162,541           187,949
   Income taxes and other ..................             1,542             3,278
                                                      --------          --------
         Total current assets ..............           181,620           206,531

Property and equipment, net ................            28,682            30,412

Goodwill ...................................             4,488             4,763

Other assets ...............................             1,477             1,613
                                                      --------          --------

         Total assets ......................          $216,267          $243,319
                                                      ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Revolving credit line ...................          $ 31,100          $ 41,600
   Accounts payable ........................            53,020            64,571
   Accrued liabilities .....................            13,020            15,142
   Deferred income .........................             3,461             4,966
   Current maturities of long-term debt ....             3,213             3,950
                                                      --------          --------
         Total current liabilities .........           103,814           130,229

Deferred rent ..............................             4,197             4,192

Convertible subordinated debt ..............            49,421            49,421
Long-term debt, other ......................             8,335             9,910
                                                      --------          --------
         Total long-term debt ..............            57,756            59,331

Shareholders' equity:
   Preferred stock, authorized 2,000,000
     shares, none issued ...................                --                --
   Common stock, stated value $.10 per
     share, authorized 28,000,000, issued
     and outstanding 13,179,785 at August
     30, 1997 and 13,153,485 at March 1,
     1997 ..................................             1,318             1,315
   Additional paid-in capital ..............            32,123            31,994
   Retained earnings .......................            17,059            16,258
                                                      --------          --------
         Total shareholders' equity ........            50,500            49,567
                                                      --------          --------

         Total liabilities and shareholders'
           equity ..........................          $216,267          $243,319
                                                      ========          ========

See accompanying notes.

                               DRUG EMPORIUM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Three Months Ended                   Six Months Ended
                                    August 30,        August 31,        August 30,        August 31,
                                       1997              1996              1997              1996
                                    ----------        ----------        ----------        ----------
                                                              (Unaudited)
                                                  (In thousands, except per-share data)
Net sales .................          $204,235          $212,573          $413,449          $419,316

Cost of sales .............           160,686           166,651           325,278           329,866
                                     --------          --------          --------          --------
         Gross margin .....            43,549            45,922            88,171            89,450

Selling, administrative and
  occupancy expenses ......            41,131            43,448            82,695            84,247
                                     --------          --------          --------          --------

Operating income ..........             2,418             2,474             5,476             5,203

Interest expense, net .....             1,961             2,057             4,140             3,951
                                     --------          --------          --------          --------

Income before provision for
  income taxes ............               457               417             1,336             1,252

Provision for income taxes..              183               167               534               501
                                     --------          --------          --------          --------

Net income ................          $    274          $    250          $    802          $    751
                                     ========          ========          ========          ========


Net income per share ......          $    .02          $    .02          $    .06          $    .06
                                     ========          ========          ========          ========


Weighted average number of
  common shares used in
  computing net income per
  share ...................            13,180            13,184            13,180            13,184
                                     ========          ========          ========          ========

See accompanying notes.

                               DRUG EMPORIUM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Six Months Ended
                                                           August 30,         August 31,
                                                              1997               1996
                                                           ----------         ----------
                                                                    (Unaudited)
                                                                   (In thousands)
Operating activities:
  Net income .....................................          $    802           $    751
  Adjustments to reconcile to cash
  provided by operations:
    Depreciation and amortization ................             3,311              3,958
    LIFO provision ...............................             1,742              1,690

  Cash provided by (used for) current assets and
  liabilities:
    Accounts payable and accrued liabilities .....           (15,087)           (30,388)
    Accounts receivable ..........................            (2,244)            (2,693)
    Inventories at current cost ..................            23,666             29,460
    Other ........................................             1,645              2,208
                                                            --------           --------
  Net cash provided by operating activities ......            13,835              4,986

Investing activities:
  Purchase of property and equipment, net ........            (1,166)            (2,504)
  Payment for purchase of retail stores, net
    of cash acquired .............................                --            (10,093)
                                                            --------           --------
  Net cash (used for) investing activities .......            (1,166)           (12,597)

Financing activities:
  Net borrowings (repayments) under revolving
    credit line ..................................           (10,500)            10,650
  Net repayments and other .......................            (2,180)            (2,972)
                                                            --------           --------
  Net cash provided by (used for) financing
    activities ...................................           (12,680)             7,678
                                                            --------           --------

Increase (decrease) in cash and cash
    equivalents ..................................               (11)                67

Cash and cash equivalents, beginning of
    period .......................................               779                767
                                                            --------           --------

Cash and cash equivalents, end of period .........          $    768           $    834
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

                                                    Three Months Ended                    Six Months Ended
                                              August 30,         August 31,         August 30,         August 31,
                                                 1997               1996               1997               1996
                                              ----------         ----------         ----------         ----------
Net sales (in thousands) ............          $204,235           $212,573           $413,449           $491,316
                                               ========           ========           ========           ========

Gross margin ........................              21.3%              21.6%              21.3%              21.3%
Selling, administrative and occupancy
expenses ............................              20.1%              20.4%              20.0%              20.1%
                                               --------           --------           --------           --------
                                                    1.2%               1.2%               1.3%               1.2%
                                               ========           ========           ========           ========

   For the quarter, net sales decreased as a result of a smaller weighted average store base, partially offset by a .2% increase in comparable store sales.

   The following table lists corporately-owned store openings and store closings through the second quarter ended August 30, 1997 and the similar prior year period.

                                            Three Months Ended                      Six Months Ended
                                      August 30,         August 31,          August 30,          August 31,
                                         1997               1996                1997                1996
                                      ----------         ----------          ----------          ----------
Number of stores at
  beginning of period ..........         138                 141                 138                 136
Stores opened or acquired.......           0                   2                   0                   8
Stores closed or sold ..........          (2)                 (2)                 (2)                 (3)
                                        ----                ----                ----                ----
Total stores at end of
  period .......................         136                 141                 136                 141
                                        ====                ====                ====                ====

   Gross margin as a percentage of sales decreased during the three-month period ended August 30, 1997 over the comparable prior year period. This decrease resulted from selective reductions in the retail prices of competitive items, third-party pharmacy plan activity, promotional activity and physical inventory adjustments, partially offset by vendor deals, reduced product costs, selectively strengthened product pricing and category management.

   Selling, administrative and occupancy expenses were lower as a percentage of sales for the three-month period ended August 30, 1997 over the comparable prior year period due to lower net advertising costs, partially offset by increased wage pressures primarily due to changes in the minimum wage.

Inventory Valuation

   The Company uses the LIFO method of accounting for its inventories. Under this method, the cost of merchandise sold and reported in the financial statements approximates current cost.

   The Company, in computing its LIFO charge throughout the fiscal year, uses an estimated percentage rate of inflation. The estimated inflation rate used in the table below was two percent for all periods. This LIFO charge is adjusted at each year end based upon the actual weighted average percentage rate of inflation during the fiscal year.

   The table below sets forth the LIFO charge for the periods indicated.

                                                                 Three Months Ended             Six Months Ended
                                                            August 30,       August 31,    August 30,      August 31,
                                                               1997             1996          1997            1996
                                                            ----------       ----------    ----------      ----------
LIFO charge (in thousands)........................             $871             $845         $1,742          $1,690
                                                               ====             ====         ======          ======

Liquidity and Capital Resources

   The Company has a bank credit agreement (the "Agreement") which governs its borrowings under its bank credit facilities. The Agreement is amended from time to time to increase or decrease borrowing capacity based on projected seasonal needs.

   As of August 30, 1997, the total credit facility under the Agreement allowed for borrowings of up to $70,500,000, depending upon available collateral. On August 31, 1997, the credit facility was reduced, as scheduled, by $5,000,000. The remaining $55,000,000 revolver expires on May 31, 2000, while the remaining term debt of $10,500,000 is due in quarterly installments of $750,000, payable at the end of each of the Company's fiscal quarters.

   The Company believes that internally generated funds and borrowings available under its Agreement are sufficient to finance the Company's current operations.

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of the stockholders of Drug Emporium, Inc. was held on June 25, 1997. The items voted on at the meeting were the election of directors, ratification of Ernst & Young LLP as the independent auditors, and two stockholder proposals. The proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees and all such nominees were elected.

         The following persons were elected as directors for a three-year term:

                                 Votes         Withheld         Broker
         Name                     For          Authority       Non-Votes
         ----                  ---------       ---------       ---------
         Macy T. Block        11,177,715        753,615            0
         Thomas D. Igoe       11,174,879        756,451            0
         David L. Kriegel     11,171,729        759,601            0

         The following summarizes the vote with respect to the other matters:

         APPOINTMENT OF AUDITORS
         -----------------------
              Votes For      Votes Against     Abstentions     Broker Non-Votes
              ---------      -------------     -----------     ----------------
             11,876,263         34,941           20,126                0

         ELIMINATION OF DIRECTOR CLASSES
         -------------------------------
              Votes For      Votes Against     Abstentions     Broker Non-Votes
              ---------      -------------     -----------     ----------------
              4,309,430        5,460,964         98,597            2,062,338

         RETENTION OF INVESTMENT BANKER
         ------------------------------
              Votes For      Votes Against     Abstentions     Broker Non-Votes
              ---------      -------------     -----------     ----------------
               722,651         9,033,350         112,631           2,062,698


Item 6.       Exhibits and Reports on Form 8-K

              (a)  The following Exhibits are included herein:

                           --Exhibit 11.    Computation of earnings per share.
                           --Exhibit 27.    Financial data schedule.

              (b) A report on Form 8-K as of June 25, 1997 was filed on July 10, 1997, listing matters submitted to a vote of security holders at the Annual Meeting held June 25, 1997, as well as a news article related to the Annual Meeting.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    DRUG EMPORIUM, INC.
                                               -----------------------------
                                                       (Registrant)



Date September 19, 1997                        By    /s/ David L. Kriegel
    ----------------------                       ------------------------
                                                     David L. Kriegel
                                                     Chairman
                                                     Chief Executive Officer



Date September 19, 1997                        By     /s/ Timothy S. McCord
    ----------------------                       --------------------------
                                                      Timothy S. McCord
                                                      Chief Financial Officer