Form 10-Q
period 1997-11-29
DRUG EMPORIUM INC
filed 1998-01-07
CIK 832922

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
              November 29, 1997      OR
         ---------------------------

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                             TO
         -------------------    -------------------

         Commission File Number   0-16998
                                -----------

                               DRUG EMPORIUM, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                          31-1064888
-------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


155 Hidden Ravines Drive, Powell, Ohio                         43065
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code      (614) 548-7080
                                                   ------------------------


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

                                Yes  X     No
                                    ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

          Class                                     Outstanding at 11/29/97
----------------------------                        -----------------------
Common Stock, $.10 par value                           13,179,785 shares

                                      INDEX

                               DRUG EMPORIUM, INC.

PART I.  FINANCIAL INFORMATION                                             PAGE NO.
------------------------------                                             --------

    Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets ..........................       3

         Consolidated Statements of Operations ..........................       4

         Consolidated Statements of Cash Flows ..........................       5

         Notes to Consolidated Financial Statements .....................       6


    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations ..............     7-8


PART II.  OTHER INFORMATION
---------------------------


    Item 6.  Exhibits and Reports on Form 8-K ...........................       9


SIGNATURES ..............................................................      10


EXHIBIT 11 - STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE ............      11
------------------------------------------------------------

                               DRUG EMPORIUM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      NOVEMBER 29,     MARCH 1,
                                                      ------------     --------
                                                         1997            1997
                                                         ----            ----
                                                      (UNAUDITED)      (AUDITED)

                                                             (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents ....................        $    774        $    779
  Accounts receivable ..........................          16,489          14,525
  Inventories, net of LIFO reserve of $23.6
    million and $21.0 million at November 29,
    1997 and March 1, 1997, respectively .......         182,569         187,949
  Income taxes and other .......................           2,300           3,278
                                                        --------        --------
      Total current assets .....................         202,132         206,531

Property and equipment, net ....................          28,011          30,412

Goodwill .......................................           4,352           4,763

Other assets ...................................           1,587           1,613
                                                        --------        --------

      Total assets .............................        $236,082        $243,319
                                                        ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Revolving credit line ........................        $ 36,600        $ 41,600
  Accounts payable .............................          69,190          64,571
  Accrued liabilities ..........................          10,892          15,142
  Deferred income ..............................           3,445           4,966
  Current maturities of long-term debt .........           3,245           3,950
                                                        --------        --------
      Total current liabilities ................         123,372         130,229

Deferred rent ..................................           4,224           4,192

Convertible subordinated debt ..................          49,421          49,421
Long-term debt, other ..........................           8,282           9,910
                                                        --------        --------
      Total long-term debt .....................          57,703          59,331

Shareholders' equity:
  Preferred stock, authorized 2,000,000
    shares, none issued ........................              --              --
  Common stock, stated value $.10 per share,
    authorized 28,000,000, issued and
    outstanding 13,179,785 at November 29,
    1997 and 13,153,485 at March 1, 1997 .......           1,318           1,315
  Additional paid-in capital ...................          32,123          31,994
  Retained earnings ............................          17,342          16,258
                                                        --------        --------
      Total shareholders' equity ...............          50,783          49,567
                                                        --------        --------

      Total liabilities and shareholders' equity        $236,082        $243,319
                                                        ========        ========

See accompanying notes.

                               DRUG EMPORIUM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                 NOVEMBER 29,    NOVEMBER 30,    NOVEMBER 29,    NOVEMBER 30,
                                     1997           1996             1997            1996
                                 ------------    ------------    ------------    ------------
                                                        (UNAUDITED)

                                           (IN THOUSANDS, EXCEPT PER-SHARE DATA)
Net sales .................        $199,571        $206,219        $613,020        $625,535

Cost of sales .............         157,227         161,032         482,505         490,898
                                   --------        --------        --------        --------
    Gross margin ..........          42,344          45,187         130,515         134,637

Selling, administrative and
  occupancy expenses ......          40,017          42,695         122,713         126,942
                                   --------        --------        --------        --------
Operating income ..........           2,327           2,492           7,802           7,695

Interest expense, net .....           1,854           2,040           5,993           5,991
                                   --------        --------        --------        --------

Income before provision for             473             452           1,809           1,704
  income taxes

Provision for income taxes              190             181             724             682
                                   --------        --------        --------        --------

Net income ................        $    283        $    271        $  1,085        $  1,022
                                   ========        ========        ========        ========


Net income per share ......            $.02            $.02            $.08            $.08
                                       ====            ====            ====            ====


Weighted average number of
  common shares used in
  computing net income per
  share ...................          13,180          13,153          13,180          13,174
                                     ======          ======          ======          ======

See accompanying notes.

                               DRUG EMPORIUM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        NINE MONTHS ENDED
                                                   NOVEMBER 29,     NOVEMBER 30,
                                                      1997             1996
                                                   ------------     ------------
                                                            (UNAUDITED)

                                                          (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income ................................        $ 1,085         $  1,022
  Adjustments to reconcile to cash
  provided by operations:
    Depreciation and amortization ...........          4,923            6,039
    LIFO provision ..........................          2,613            2,535

  Cash provided by (used for) current
  assets and liabilities:
    Accounts payable and accrued liabilities          (1,061)         (17,980)
    Accounts receivable .....................         (1,964)          (3,431)
    Inventories at current cost .............          2,767           10,402
    Other ...................................            758            3,006
                                                     -------         --------
  Net cash provided by operating activities .          9,121            1,593

Investing activities:
  Purchase of property and equipment, net ...         (1,925)          (3,990)
  Payment for purchase of retail stores, net
    of cash acquired ........................             --          (10,093)
                                                     -------         --------
  Net cash (used for) investing activities ..         (1,925)         (14,083)

Financing activities:
  Net borrowings (repayments) under revolving
    credit line .............................         (5,000)          15,700
  Net repayments and other ..................         (2,201)          (3,101)
                                                     -------         --------
  Net cash provided by (used for) financing
    activities ..............................         (7,201)          12,599
                                                     -------         --------

Increase (decrease) in cash and cash
    equivalents .............................             (5)             109

Cash and cash equivalents, beginning of
    period ..................................            779              767
                                                     -------         --------

Cash and cash equivalents, end of period ....        $   774         $    876
                                                     =======         ========

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

                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                 NOVEMBER 29,     NOVEMBER 30,     NOVEMBER 29,     NOVEMBER 30,
                                     1997             1996             1997             1996
                                 ------------     ------------     ------------     ------------
Net sales (in thousands) ..        $199,571         $206,219         $613,020         $625,535
                                   ========         ========         ========         ========

Gross margin ..............            21.2%            21.9%            21.3%            21.5%

Selling, administrative and
occupancy expenses ........            20.0%            20.7%            20.0%            20.3%
                                   --------         --------         --------         --------
                                        1.2%             1.2%             1.3%             1.2%
                                   ========         ========         ========         ========

   For the quarter, net sales decreased as a result of a smaller weighted average store base and a .8% decrease in comparable store sales.

   The following table lists corporately-owned store openings and store closings through the third quarter ended November 29, 1997 and the similar prior year period.

                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                     NOVEMBER 29,     NOVEMBER 30,      NOVEMBER 29,     NOVEMBER 30,
                                        1997             1996              1997              1996
                                     ------------     ------------      ------------     ------------
Number of stores at
  beginning of period ......             136              141               138               136

Stores opened or acquired ..               1                1                 1                 9

Stores closed or sold ......               0               (2)               (2)               (5)
                                         ---             ----              ----              ----
Total stores at end of
  period ...................             137              140               137               140
                                         ===             ====              ====              ====

   Gross margin as a percentage of sales decreased during the three-month and nine-month periods ended November 29, 1997 over the comparable prior year periods due to lower third-party pharmacy gross margins, promotional activity and physical inventory adjustments, partially offset by vendor deal income and improved category management.

   Selling, administrative and occupancy expenses were lower in total and as a percentage of sales for the three-month and nine-month periods ended November 29, 1997 over the comparable prior year periods as a result of initiatives to reduce controllable operating costs, including lower depreciation resulting from more focused capital expenditures, lower net advertising costs, and lower overall payroll costs, partially offset by the impact on labor costs of changes in the minimum wage.

Inventory Valuation
-------------------

   The Company uses the LIFO method of accounting for its inventories. Under this method, the cost of merchandise sold and reported in the financial statements approximates current cost.

   The Company, in computing its LIFO charge throughout the fiscal year, uses an estimated percentage rate of inflation. The estimated inflation rate used in the table below was two percent for all periods. This LIFO charge is adjusted at each year end based upon the actual weighted average percentage rate of inflation during the year.

   The table below sets forth the LIFO charge for the periods indicated.

                                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                        NOVEMBER 29,     NOVEMBER 30,      NOVEMBER 29,       NOVEMBER 30,
                                            1997             1996              1997               1996
                                        ------------     ------------      ------------       ------------
LIFO charge (in thousands)  ...             $871             $845             $2,613             $2,535
                                            ====             ====             ======             ======


Liquidity and Capital Resources
-------------------------------

   The Company has a bank credit agreement (the "Agreement") which governs its borrowings under its bank credit facilities. The Agreement is amended from time to time to increase or decrease borrowing capacity based on projected seasonal needs.

   As of November 29, 1997, the total credit facility under the Agreement allowed for borrowings of up to $65,500,000, depending upon available collateral. The credit facility consists of a $55,000,000 revolver which expires on May 31, 2000, and term debt of $10,500,000 which is due in quarterly installments of $750,000. The term debt is payable at the end of each of the Company's fiscal quarters.

   The Company believes that internally generated funds and borrowings available under its Agreement are sufficient to finance the Company's current operations.


Forward-Looking Statements
--------------------------

   Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this report on Form 10-Q that look forward in time, which includes everything other than historical information, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements are based on the current expectations of management and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, but are not limited to the high level of competition as to price and selection from a variety of sources, the recent pressure on pharmacy margins from managed care networks, the Company's ability to economically eliminate underperforming stores and general economic conditions.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

   (a) The following Exhibits are included herein:

         --Exhibit 11.              Computation of earnings per share.
         --Exhibit 27.              Financial data schedule.

   (b) No reports on Form 8-K were filed during the quarter ended November 29, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                DRUG EMPORIUM, INC.
                                           ------------------------------
                                                   (Registrant)



Date    January 6, 1998                    By    /s/ David L. Kriegel
     ---------------------                    ---------------------------
                                                 David L. Kriegel
                                                 Chairman
                                                 Chief Executive Officer


Date    January 6, 1998                    By    /s/ Timothy S. McCord
     ---------------------                    ---------------------------
                                                 Timothy S. McCord
                                                 Chief Financial Officer