Form 10-K
period 1998-02-28
DRUG EMPORIUM INC
filed 1998-05-26
CIK 832922

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)
    [x]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 1998

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject so such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         At May 19, 1998 there were 13,179,785 shares of Drug Emporium common stock outstanding. The aggregate market value of shares of common stock held by non-affiliates of the Registrant as of May 19, 1998 was approximately $52,719,140 based on a closing price of $4.00 per share on Nasdaq National Market on such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part II, Items 6., 7. and 8., and Part IV, Item 14. incorporate by reference portions of the Drug Emporium, Inc. Annual Report to Stockholders for the year ended February 28, 1998. Part III, Items 10., 11., 12., and 13. incorporate by reference portions of the Drug Emporium, Inc. Proxy Statement for the 1998 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, the Drug Emporium, Inc. Annual Report to Stockholders for the year ended February 28, 1998 is not deemed filed as part of this report.

ITEM 1. BUSINESS

INTRODUCTION

         In 1977, the first Drug Emporium store was opened in Columbus, Ohio. As of February 28, 1998, the Company operates 135 company-owned stores, known as Drug Emporium, F&M Super Drug Stores and "big D". In addition to the Company-owned stores, as of February 28, 1998, there are 84 franchise stores. The accompanying financial statements include only amounts related to company-owned stores.

         All the stores specialize in discount-priced merchandise, including health and beauty aids, cosmetics and greeting cards. All stores with the exception of the remaining "big D" store operate full service pharmacies. The last "big D" discount store closed in April of 1998.

         The Company's common stock trades on the Nasdaq National Market under the symbol DEMP. As of February 28, 1998, there were 13,179,785 shares outstanding. Drug Emporium's 7-3/4% convertible subordinated debentures, due October 1, 2014, are traded on the Nasdaq National Market under the symbol DEMPG.


STORE OPERATIONS

         Company stores range in size from 19,000 to 38,000 square feet, with a typical store having approximately 27,000 square feet, including retail selling space and storage space in the rear of each store. Retail selling space on average accounts for 80% of each store's total square footage.

         Each store has a manager, one or two assistant managers, a head pharmacist, and approximately 8 to 12 additional full-time employees and approximately 24 part-time employees. The stores are grouped into six operational regions, each overseen by a regional director or regional vice president. The regional director or vice president's responsibilities include visiting stores and assuring that Company standards for buying, merchandising, customer service, store appearance and store procedures are maintained.

         The Company's stores are located primarily in shopping centers on major commercial thoroughfares. The capital expenditure required to fixture and equip a store averages $350,000. Pre-opening expenses, including salaries and promotional expenses, average $75,000 per store, and each store requires approximately $1,200,000 in initial inventory.

         The typical trade area for a Drug Emporium store exceeds 200,000 people within a defined area, usually five miles. The customer profile is 80 percent middle-to-upper income women between the ages of 21 and 65 who shop on a two-and-a-half week cycle.

         Drug Emporium stores accommodate an average of 6,000 shoppers per week and provide an environment for shoppers seeking a pleasant and social shopping experience. Drug Emporium fills a unique tenant category in a shopping center's merchandising mix and Drug Emporium stores are well received by both hard and soft goods national retailers.

         Most stores are open seven days a week for a total of 84 hours per week. In addition, the Company operates a total of twenty-one 24-hour stores. Each store has a similar layout, generally with the pharmacy located in the rear of the store. Company stores accept payment in cash, check or credit card and from third-party providers.

         The table set forth below lists the 219 Company-owned and franchise Drug Emporium stores by market as of February 28, 1998:


      WHOLLY-OWNED:
      -------------
      Philadelphia, PA.......................................................28
      Columbus, Cincinnati and Dayton, OH....................................23
      Los Angeles, San Francisco and San Diego CA............................21
      Atlanta and Augusta, GA,...............................................19
      Detroit, MI............................................................16
      Baltimore, MD and Washington, DC....................................... 9
      Milwaukee, WI.......................................................... 6
      Louisville, KY......................................................... 4
      Minneapolis, MN........................................................ 4
      St. Louis, MO.......................................................... 4
      Oklahoma City, OK...................................................... 1
                                                                            ---
                                                                            135
                                                                            ===

     INDEPENDENT FRANCHISES:
     -----------------------
     Seattle, Tacoma, WA....................................................20
     Dallas, Ft. Worth, TX..................................................15
     Lafayette, Shreveport, LA, and Amarillo, Abilene,
       Denton, Longview, Lubbock, Tyler and Waco TX,
       Little Rock, AR, and Wichita KS......................................11
     Phoenix, Tucson, AZ.................................................... 9
     San Antonio, Austin, Houston, TX....................................... 6
     Charlotte, Raleigh, Durham, Concord, NC................................ 6
     Barboursville, Charleston, WV.......................................... 4
     Independence and Kansas City, MO and Overland Park KS.................. 3
     Virginia Beach, Norfolk, VA............................................ 3
     Greensboro, Winston-Salem, NC.......................................... 2
     Victoria, Brownsville, TX.............................................. 2
     Morris Plains, NJ...................................................... 1
     Omaha, NE.............................................................. 1
     Union City, NJ......................................................... 1
                                                                           ----

                                                                            84
                                                                            ==

         When selecting store location, the Company considers various geographic and demographic factors, including population around the site, income level within that area, proximity to major shopping centers, traffic count, accessibility of site, proximity of competitors and available parking spaces. Market research may be utilized through an outside market research firm which identifies, among other things, trade area, trade area potential, demographic factors, competitors and competitors' sales/strengths/weaknesses, and projects three-year anticipated sales volumes.

         Company and, to a limited extent, franchisee pharmacy matters are supervised by the Director of Pharmacy who directs compliance with state and federal pharmacy regulations and training. The Company has implemented a computerized pharmacy system across its network of Company stores. Most franchisees have installed similar systems. The system simplifies the maintenance of patient profiles, label preparation, and inventory management.

FRANCHISE OPERATIONS

         Drug Emporium continues to have a strong franchise-store network consisting of 84 franchise stores. Drug Emporium maintains a Franchise Advisory Board designed to provide a forum to investigate and discuss issues and concerns of the Company and its franchisees.

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

           Four franchise stores closed during Fiscal 1998.

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

MERCHANDISING AND MARKETING

         The Company's merchandising goal is to provide customers with the widest available selection of health and beauty aids, cosmetics, prescription drugs and general merchandise at everyday low prices. The Company estimates that approximately 64% of a typical store's sales mix is health and beauty aids and general merchandise, 29% pharmacy items and 7% cosmetics.

         The Company is continuing to aggressively oversee strategies designed to lower the total cost of acquiring merchandise in order to continue to be competitive with other national and regional chain discounters. The Company is continuing to invest in and upgrade its electronic in-store scanning and backdoor receiving systems.

         During Fiscal 1998, the Company's primary pharmacy supplier and general merchandise distributor, McKesson Drug, accounted for over 35% of the Company's purchases. No other single vendor accounted for more than 10% of the Company's purchases. While the Company purchases from over 7,000 vendors, a majority of its business is conducted with approximately 500 vendors. The Company believes it is a significant customer for most of these 500 vendors.

         The Company advertises through the use of television, radio, newspaper and direct mail. Most advertising in Fiscal 1998 was print-based, utilizing newspaper tabloids running approximately twice per month. Point of sale advertising is also used. The Company's strategy of clustering stores within ADI markets is an important factor in maximizing the effectiveness of its advertising expenditures. The Company works with an advertising agency that coordinates advertising for the entire chain.

CUSTOMER SERVICE

         The Company believes that its commitment to customer service is an important ingredient of its success. The Company encourages its managers and other employees to be responsible to customers. The stores are designed to make products easily accessible. Store employees are trained to be friendly and helpful to customers.

COMPETITION

         The sale of deep discount health and beauty aids, cosmetics and prescription drugs is highly competitive. The Company believes that the principal bases of competition in this market are price, product variety, service, site location and customer recognition. The Company also believes that there exist only a few similar companies, most of which are regional chains. The Company's stores compete not only with those similar companies but with numerous conventional drug stores with national or regional images, and also with supermarkets, mass merchants and category-specific discount stores. Many of the Company's supermarket, mass merchant and conventional drug store competitors have more outlets and substantially greater financial resources than the Company or have more convenient locations than Company stores. The Company believes that its prices are competitive and that it offers greater product variety and better service than its competitors. The Company also believes that the smaller size of its stores compared to the major discount competitors provides a better shopping experience and allows a better selection of sites in tight real estate markets that exist in some major cities. The Company's ability to expand successfully into new markets is especially sensitive to the competitive factors in those markets.

EMPLOYEES AND TRAINING

         At February 28, 1998, the Company had a total of approximately 4,900 employees, both full-time and part-time, of which 179 were corporate staff personnel. None of the employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

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

SERVICE MARKS

         The Company has obtained federal registrations of the servicemark "Drug Emporium" and "Savings So Big You Need A Shopping Cart" for retail drug store services, "Drug Emporium" for technical aid and assistance in the establishment and operation of retail drug stores and "Drug Emporium", plus design, for retail drug store services. The marks EMPORIUM GOLD, EMPORIUM SELECT, DRUG EMPORIUM PRESCRIPTION PLUS and DRUG EMPORIUM EXPRESS are pending marks. DRUG EMPORIUM and Design have also been registered in Australia and the United Kingdom.

         The mark "Drug Emporium" has been registered in the states of Alabama, Arizona, California, Colorado, Florida, Indiana, Kansas, Kentucky, Maryland, Minnesota, Missouri, Nebraska, Nevada, New Jersey, New York, North Carolina, Ohio, South Carolina, Tennessee, Texas, Washington, West Virginia and Wisconsin, as well as in Mexico. The mark "Savings So Big You Need A Shopping Cart" has been filed and is pending in Canada and Mexico. The mark "Drug Emporium," plus design, and the shopping cart design have been filed in Mexico, Japan and France, and the shopping cart design is registered in Canada. The Company believes that these marks are of material importance to its business.

         Federal registration of a mark does not create new substantive rights to use the mark or to assert rights based on ownership, but it does provide additional remedies for the protection of the mark.

EXECUTIVE OFFICERS OF THE COMPANY




                                                                                          Served as
  Name:                      Age:            Position:                                  Officer Since:
  -----                      ----            ---------                                  --------------

  David L. Kriegel           52       Chairman of the Board, Chief Executive                 1992
                                      Officer, President and Director

  A. Joel Arnold             62       Senior Vice President                                  1995

  Thomas H. Ziemke           55       Senior Vice president                                  1998

  Jane H. Lagusch            52       Vice President, Secretary                              1990

  Michael P. Leach           28       Chief Financial Officer                                1998

  (1) Officers serve until their successors are chosen and are qualified subject to earlier removal by the board of directors, and subject to rights, if any, under employment contracts.

DAVID L. KRIEGEL

         Since December 1992, Mr. Kriegel has been the Chairman and Chief Executive Officer of the Company and since June of 1994 has been Chairman, Chief Executive Officer and President of the Company. Mr. Kriegel is Chairman and Chief Executive Officer of Kriegel Holding Company, Inc., a privately-owned corporation dealing with real estate and distribution. Until January 1993, Mr. Kriegel was Vice President of Cardinal Health, a division of Cardinal Distribution, Inc., a publicly-owned company.

A. JOEL ARNOLD

         Mr. Arnold was appointed to the office of Senior Vice President on June 15, 1995. He formerly held the position of Director of Merchandising and Operations in which he served for two years. A registered pharmacist, Mr. Arnold has 38 years' experience in the retail drug industry.

THOMAS H. ZIEMKE

         In March of 1998, Mr. Ziemke was appointed to the position of Senior Vice President with responsibility for marketing and purchasing. Mr. Ziemke has been associated with Drug Emporium since 1984 when he became the operator of the Los Angeles based Drug Emporium franchise. He became Vice President of Western Operations when the Company purchased the franchise in 1987 and served in that capacity until his promotion to Senior Vice President.

JANE H. LAGUSCH

         Mrs. Lagusch has been associated with the Company in various capacities since 1980 and has been an officer of the Company since 1986. She was appointed to her current position, Vice President and Secretary of the Company, in 1993. Mrs. Lagusch has responsibility for corporate administrative functions.

MICHAEL P. LEACH

         Since March 1998, Mr. Leach has served as Chief Financial Officer. Mr. Leach was previously Controller of the Company for approximately two years and is a Certified Public Accountant. Previous to joining Drug Emporium, Mr. Leach was employed by Ernst & Young LLP, the external auditors of the Company.

ITEM 2. PROPERTIES

         Most of the Company's stores are occupied pursuant to long-term leases that vary as to rental provisions, expiration dates, renewal options, rental amounts and payment provisions. The Company does not deem any individual store's lease to be significant in relation to its overall operations. For information as to the amount of the Company's rental obligations for retail store leases, see Note 4 of Notes to Consolidated Financial Statements.

         The Company owns a 33,000 square foot executive office building and the surrounding land for use as its principal office in Powell, Ohio. The Company also owns a portion of the building and land at one of its Detroit area store locations.


ITEM 3. LEGAL PROCEEDINGS

         Nortex Drug Distributors, Inc. v. Drug Emporium, Inc., Case No. C2-93-767, filed August 6, 1993 in the United States District Court, Southern District of Ohio, Eastern Division, was dismissed subsequent to February 28, 1998, as a result of the parties reaching a confidential settlement agreement.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the Nasdaq National Market under the symbol DEMP. The following table sets forth, for the quarterly periods shown, the high and low sale price per share as reported on the Nasdaq National
Market:


     Fiscal Quarter Ended                  High             Low
------------------------------------------------------------------------
  June 1, 1996                            $4.313           $3.250

  August 31, 1996                         $4.563           $3.688

  November 30, 1996                       $4.625           $3.875

  March 1, 1997                           $5.750           $4.125

  May 31, 1997                            $5.500           $4.125

  August 30, 1997                         $5.313           $4.000

  November 29, 1997                       $4.750           $3.750

  February 28, 1998                       $5.375           $3.875

         The Company paid no dividends in Fiscal 1998 or 1997.

         The Company's bank credit agreement prohibits payment of dividends, stock repurchases and acquisition of the Company's convertible subordinated debt.

         At April 28, 1998, the Company had approximately 4,300 beneficial owners of its common stock.


ITEM 6. SELECTED FINANCIAL DATA

         The information required by this Item 6 is incorporated by reference from page 4 of the Drug Emporium, Inc. Annual Report to Stockholders for the year ended February 28, 1998.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item 7 is incorporated by reference from pages 5 through 7 of the Drug Emporium, Inc. Annual Report to Stockholders for the year ended February 28, 1998.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item 8 is incorporated by reference from pages 8 through 15 of the Drug Emporium, Inc. Annual Report to Stockholders for the year ended February 28, 1998.


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

         *


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         *


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         *


* Reference is made to information under the captions "Election of Directors," "Executive Compensation," "Security Ownership of Certain Beneficial Owners and Management," and "Compensation Committee Interlocks and Insider Participation," in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 24, 1998. The Company mailed its definitive proxy statement to stockholders on or about May 20, 1998.



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements

         The following Consolidated Financial Statements of Drug Emporium, Inc. are incorporated by reference in Item 8 from the pages set forth below of the Drug Emporium, Inc. Annual Report to Stockholders for the year ended February 28, 1998.

                                                                   Page Nos. of
                                                                   Annual Report
                                                                   -------------
         Consolidated Balance Sheets as of February 28, 1998 and
         March 1, 1997                                                   8

         Consolidated Statements of Operations for each of the
         Three Fiscal Years in the Period Ended February 28, 1998        9

         Consolidated Statements of Shareholders' Equity for each
         of the Three Fiscal Years in the Period Ended February
          28, 1998                                                       9

         Consolidated Statements of Cash Flows for each of the
         Three Fiscal Years in the Period Ended February 28, 1998        10

         Notes to Consolidated Financial Statements                     11-15

         Report of Independent Auditors                                   16


    (2)  Financial Statement Schedules

         Schedules for which provision is made in Regulation S-X are not required under the instructions contained therein, are inapplicable, or the information is included in the Notes to the Consolidated Financial Statements.


    (3)  Exhibits List

         (3)   Articles of Incorporation and By-Laws

               3.3  Restated Certificate of Incorporation
                    (Incorporated by reference to Exhibit 3.3 to the Company's S-1 Registration Statement No. 33-21755)

   (10)        Material Contracts

               10.1 Drug Emporium, Inc. 1983 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company's S-1 Registration Statement Registration No. 33- 21755) **

               10.2 Drug Emporium, Inc. 1984 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company's S-1 Registration Statement Registration No. 33- 21755) **

               10.3 Drug Emporium, Inc. 1987 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company's S-1 Registration Statement Registration No. 33- 21755) **

               10.4 Drug Emporium, Inc. 1990 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1990) **

               10.5 Drug Emporium, Inc. 1987 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company's S-1 Registration Statement Registration No. 33- 21755) **

               10.7 Form of License and Franchise Agreement (incorporated by reference to Exhibit 10.7 to the Company's S-1 Registration Statement Registration No. 33-21755)

               10.8     Form of Option Agreement (incorporated by reference to
                        Exhibit 10.8 to the Company's S-1 Registration Statement Registration No. 33-21755)

               10.10 Third Amended and Restated Revolving Credit and Term Loan Agreement dated as of November 13, 1995, between Drug Emporium, Inc. and Bank One, Columbus, NA (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the period ended November 25,
                        1995)

               10.11    Employment contract dated March 11, 1993 between David
                        L. Kriegel and Drug Emporium, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1993) **

               10.12 Drug Emporium, Inc. 1993 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1993) **

               10.13 Drug Emporium, Inc. 1993 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1993) **

               10.14 Amendments No. 1, 2 and 3 to Third Amended and Restated Revolving Credit and Term Loan Agreement dated as of November 13, 1995, (between Drug Emporium, Inc. and Bank One, Columbus, NA) and $5,000,000 Term Note dated April 18, 1997 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 1997)

               *10.15 Amendment dated December 2, 1997 to Employment Agreement made March 11, 1993, by and between Drug Emporium, Inc. and David L. Kriegel **

               *10.16   Form of Employment Security Agreements between Drug

                        Emporium, Inc. and each of A. Joel Arnold, Jane H. Lagusch and Timothy S. McCord, dated December 2, 1997 **

               *10.17 Form of Severance Compensation Agreement between Drug Emporium, Inc. and each of Michael P. Leach and Lee Pfrogner, dated November 17, 1997 **

               *10.18 Consulting Agreement dated December 2, 1997, between David L. Kriegel and Drug Emporium, Inc. **

         (11)   STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

                11.1 Computation of Per Share Earnings is readily computable from information disclosed in the financial statements and therefore is not included as a separate exhibit.

        *(13) ANNUAL REPORT TO SECURITY HOLDERS, FORM 10-Q OR QUARTERLY REPORT TO SECURITY HOLDERS

                13.1 Annual Report to Stockholders for Fiscal Year Ended February 28, 1998 (limited to those portions incorporated herein).

        *(21)   SUBSIDIARIES OF REGISTRANT

                21.1    The Company has the following wholly-owned subsidiaries:

                                                            State of
                                             Name        Incorporation
                     ---------------------------------------------------
                     Big D Atlantic, Inc.                   Delaware
                     D.E. Michigan Management Co.           Delaware
                     Drug Emporium of Michigan, Inc.        Delaware
                     Drug Emporium of Maryland, Inc.        Delaware
                     Emporium Venture, Inc.                   Ohio
                     Houston Venture, Inc.                    Ohio
                     RJR Drug Distributors Inc.             Delaware

        *(23)   Consent of Experts

                23.1    Consent of Ernst & Young LLP

        *(27)   Financial Data Schedule

                27.1    Financial Data Schedule of the Company

        *Included with this Annual Report on Form 10-K
        **Compensatory plans, contracts or agreements

  (b)   Reports on Form 8-K

        A report on Form 8-K was filed on March 5, 1998, reporting five management changes, including the appointment of Michael P. Leach to the position of Chief Financial Officer, and Thomas H. Ziemke to the position of Senior Vice President, as set forth in a press release dated March 4, 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              DRUG EMPORIUM, INC.
                                              (Registrant)



  Date:    May 19, 1998                       By: /s/ David L. Kriegel
                                                  ---------------------
                                              David L. Kriegel
                                              President







         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


  Date:    May 19, 1998




  /s/ Michael P. Leach                     /s/ David L. Kriegel
----------------------------------         -------------------------------------
  Michael P. Leach                         David L. Kriegel
  Chief Financial Officer                  Chief Executive Officer and Director




                                           /s/ Robert S. Meeder, Sr.
                                           -------------------------------------
                                           Robert S. Meeder, Sr.
                                           Director




                                           /s/ William L. Sweet, Jr.
                                           -------------------------------------
                                           William L. Sweet, Jr.
                                           Director




                                           /s/ V. J. Wiechart, Sr.
                                           -------------------------------------
                                           V. J. Wiechart, Sr.
                                           Director