Form 10-Q
period 1998-05-30
DRUG EMPORIUM INC
filed 1998-06-23
CIK 832922

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
              MAY 30, 1998      OR
         ----------------------

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

                                    Yes  X   No
                                       -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


          Class                             Outstanding at     5/30/98
----------------------------                               --------------
Common stock, $.10 par value                       13,179,785   shares
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
    Item 1.  Financial Statements (Unaudited)


         Consolidated Balance Sheets........................................................................3


         Consolidated Statements of Operations..............................................................4


         Consolidated Statements of Cash Flows .............................................................5


         Notes to Consolidated Financial Statements.......................................................6-7


    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations...............................................8-10



PART II.  OTHER INFORMATION
---------------------------

    Item 6.  Exhibits and Reports on Form 8-K..............................................................10



SIGNATURES.................................................................................................11
----------

                               DRUG EMPORIUM, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                   May 30, 1998          February 28, 1998
                                                                                   ------------          -----------------
                                                                                   (Unaudited)              (Audited)
                                                                                              (In thousands)
ASSETS
Current assets:
   Cash and cash equivalents...........................................              $    793                 $    783
   Accounts receivable.................................................                12,363                   17,410
   Inventories, net of LIFO reserve of $22.4
     million and $21.8 million at May 30, 1998
     and February 28, 1998, respectively...............................               174,620                  167,292
   Income taxes and other..............................................                 2,053                    1,692
                                                                                     --------                 --------
         Total current assets..........................................               189,829                  187,177

Property and equipment, net............................................                26,118                   26,777

Goodwill...............................................................                 4,077                    4,215

Other assets...........................................................                 1,926                    1,615
                                                                                     --------                 --------

         Total assets..................................................              $221,950                 $219,784
                                                                                     ========                 ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Revolving credit line...............................................              $ 20,800                 $ 22,200
   Accounts payable....................................................                69,055                   64,025
   Accrued liabilities.................................................                14,500                   14,785
   Deferred income.....................................................                 2,627                    3,679
   Current maturities of long-term debt................................                 3,319                    3,375
                                                                                     --------                 --------
         Total current liabilities.....................................               110,301                  108,064

Deferred rent..........................................................                 4,161                    4,164

Convertible subordinated debt..........................................                49,421                   49,421
Long-term debt, other..................................................                 5,949                    6,745
                                                                                     --------                 --------
         Total long-term debt..........................................                55,370                   56,166

Shareholders' equity:
   Preferred stock, authorized 2,000,000
     shares, none issued...............................................                    --                       --
   Common stock, stated value $.10 per share,
     authorized 28,000,000, issued and
     outstanding 13,179,785 at May 30, 1998
     and 13,179,785 at February 28, 1998...............................                 1,318                    1,318
   Additional paid-in capital..........................................                32,123                   32,123
   Retained earnings...................................................                18,677                   17,949
                                                                                     --------                 --------
         Total shareholders' equity....................................                52,118                   51,390
                                                                                     --------                 --------

         Total liabilities and shareholders' equity....................              $221,950                 $219,784
                                                                                     ========                 ========


See accompanying notes.

                               DRUG EMPORIUM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                          Three Months Ended
                                                                                 May 30, 1998            May 31, 1997
                                                                                 ------------            ------------
                                                                                             (Unaudited)
                                                                                        (In thousands, except
                                                                                           per-share data)
Net sales..............................................................             $209,172                $209,214

Cost of sales..........................................................              165,543                 164,592
                                                                                    --------                --------
      Gross margin.....................................................               43,629                  44,622

Selling, administrative and occupancy expenses.........................               40,762                  41,564
                                                                                    --------                --------

Operating income ......................................................                2,867                   3,058

Interest expense, net..................................................                1,566                   2,179
                                                                                    --------                --------

Income before provision for income taxes...............................                1,301                     879

Provision for income taxes.............................................                  573                     351
                                                                                    --------                --------

Net income ............................................................             $    728                $    528
                                                                                    ========                ========


Earnings per common share:
   Basic...............................................................                 $.06                    $.04
                                                                                        ====                    ====

   Diluted.............................................................                 $.05                    $.04
                                                                                        ====                    ====

Weighted average number of common shares outstanding:
   Basic...............................................................               13,180                  13,179
                                                                                      ======                  ======

   Diluted.............................................................               13,334                  13,207
                                                                                      ======                  ======

Supplementary information:
 LIFO provision included in cost of sales..............................                 $650                    $871
                                                                                        ====                    ====



See accompanying notes.

                               DRUG EMPORIUM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          Three Months Ended
                                                                                  May 30, 1998          May 31, 1997
                                                                                  ------------          ------------
                                                                                             (Unaudited)
                                                                                           (In thousands)
Operating activities:
  Net income ............................................................            $   728                $   528
  Adjustments to reconcile to cash provided by
  operations:
    Depreciation and amortization........................................              1,838                  1,607
    LIFO provision.......................................................                650                    871

  Cash provided by (used in) current assets
  and liabilities:
    Accounts payable and accrued liabilities                                           3,693                 (7,505)
    Accounts receivable..................................................              5,047                   (527)
    Inventories at current cost..........................................             (7,978)                 1,636
    Other................................................................               (782)                 1,189
                                                                                     -------                -------
  Net cash provided by (used in) operating
    activities...........................................................              3,196                 (2,201)

Investing activities:
  Purchase of property and equipment, net................................               (934)                  (562)
                                                                                     -------                -------
  Net cash used in investing activities..................................               (934)                  (562)

Financing activities:
  Net borrowings (repayments) under revolving
    credit line..........................................................             (1,400)                 4,100
  Net repayments on term debt and other..................................               (852)                (1,368)
                                                                                     -------                -------
  Net cash used in financing activities..................................             (2,252)                 2,732
                                                                                     -------                -------

Increase (decrease) in cash and cash
    equivalents..........................................................                 10                    (31)

Cash and cash equivalents, beginning of period...........................                783                    779
                                                                                     -------                -------

Cash and cash equivalents, end of period.................................            $   793                $   748
                                                                                     =======                =======


See accompanying notes.

                               DRUG EMPORIUM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying unaudited consolidated financial statements include the accounts of Drug Emporium, Inc. and subsidiaries.

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

3. The following table sets forth the computation of basic and diluted earnings per share:

                                                                                        Three Months Ended
                                                                                  May 30, 1998      May 31, 1997
                                                                                  ------------      ------------
                                                                                           (Unaudited)
                                                                               (In thousands, except per share data)
Numerator:
   Net income and numerator for basic earnings
   per share -- income available to common
   stockholders........................................................                 $728            $528

  Effect of dilutive securities:
     7.75% convertible debentures (1)..................................                   --              --
                                                                                        ----            ----

  Numerator for diluted earnings per share --
  income available to common stockholders
  after assumed conversions............................................                 $728            $528
                                                                                        ====            ====

Denominator:
  Denominator for basic earnings per share --
  weighted-average shares..............................................               13,180          13,179

  Effect of dilutive securities:
     Employee stock options (2)........................................                  154              28
     7.75% convertible debentures (1)..................................                   --              --
                                                                                      ------          ------

  Denominator for diluted earnings per share --
  adjusted weighted-average shares and assumed
  conversions..........................................................               13,334          13,207
                                                                                      ======          ======

Basic earnings per share...............................................                 $.06            $.04
                                                                                        ====            ====

Diluted earnings per share.............................................                 $.05            $.04
                                                                                        ====            ====


(1) THE EFFECT OF THE 7.75% CONVERTIBLE DEBENTURES IS ANTIDILUTIVE AND THUS EXCLUDED IN THE CALCULATION OF DILUTED EARNINGS PER SHARE.
(2) ADDITIONAL OPTIONS TO PURCHASE SHARES OF COMMON STOCK WERE OUTSTANDING DURING EACH PERIOD BUT WERE NOT INCLUDED IN THE COMPUTATION OF DILUTED EARNINGS PER SHARE BECAUSE THE EXERCISE PRICE OF THE OPTIONS WAS GREATER THAN THE AVERAGE MARKET PRICE OF THE COMMON SHARES AND, THEREFORE, THE EFFECT WOULD BE ANTIDILUTIVE.

                               DRUG EMPORIUM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (Unaudited)


4. The Company has entered into an agreement with Western Drug Distributors, Inc., its franchise store operator in the Seattle and Portland area, to terminate Western's franchise agreement. The termination agreement is contingent upon the successful completion of due diligence and subsequent purchase of Western by Longs Drug Stores of Walnut Creek, California. The Company's agreement with Western provides for a one-time lump sum payment to Drug Emporium, Inc. based on the discounted present value of the future cash flows of franchise fees anticipated over the life of the franchise agreement. This transaction, if completed, is expected to result in significant reductions to franchise fee revenue and interest costs on an ongoing basis as well as a large one-time income impact at the date of the closing, which is estimated to be in the Company's second quarter of Fiscal 1999.

5. The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Company's Form 10-K for the fiscal year ended February 28, 1998 (File No. 0-16998) for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

  The following table sets forth selected items from the Company's consolidated statements of operations expressed as a percentage of net sales for the periods indicated.

                                                               Three Months Ended
                                                        May 30, 1998        May 31, 1997
                                                        ------------        ------------
                                                                   (Unaudited)
Net sales (in thousands).......................           $209,172            $209,214
                                                          ========            ========

Gross margin...................................              20.86               21.33
Selling, administrative and
occupancy expenses.............................              19.49               19.87
                                                             -----               -----
Operating income                                              1.37                1.46
                                                             =====               =====

  Despite having four fewer stores in the current year period, net sales remained constant at $209.2 million in both the current and prior year periods on a comparable store sales increase of 1.8% due to a more effective advertising program and a pharmacy comp sales increase of 5.3%.

  The following table lists corporately-owned store openings and store closings through the first quarter ended May 30, 1998 and the similar prior year period.

                                                               Three Months Ended
                                                        May 30, 1998        May 31, 1997
                                                        ------------        ------------
                                                                   (Unaudited)
Number of stores at
  beginning of period..........................                135                 138
Stores opened or acquired......................                  0                   0
Stores closed or sold..........................                 (1)                  0
                                                               ---                 ---
Total stores at end of
  period.......................................                134                 138
                                                               ===                 ===


  Gross margin as a percentage of sales decreased during the three-month period ended May 30, 1998 over the comparable prior year period due primarily to lower third-party pharmacy gross margins and an anticipated drop in vendor rebate income, partially offset by higher non-pharmacy margins. The Company has a strategy in place to improve both pharmacy and non-pharmacy margins while protecting the low price image of the store. The success of this strategy will be required in order to achieve the Company's target of restoring margins to 1997 levels.

  Selling, administrative and occupancy expenses were lower in total and as a percentage of sales for the three-month period ended May 30, 1998 over the comparable prior year period as a result of ongoing initiatives to reduce controllable operating costs which resulted in lower payroll and other operating costs. These reductions were partially offset by higher advertising expense of
 .3% of sales. Advertising expenses are expected to be higher in the first three quarters of Fiscal 1999 and lower in the fourth quarter relative to the prior year comparable quarters, with a projected full year advertising expense lower as a percentage of sales by .1% relative to Fiscal 1998. Interest expense during the first quarter of Fiscal 1999 was lower than the prior year first quarter by $613,000 as a result of Fiscal 1998 debt reductions.


Inventory Valuation
-------------------

  The Company uses the LIFO method of accounting for its inventories. Under this method, the cost of merchandise sold and reported in the financial statements approximates current cost.

  The Company, in computing its LIFO charge throughout the fiscal year, uses an estimated percentage rate of inflation. The estimated inflation rate used was one and one-half percent in Fiscal 1999 and two percent in Fiscal 1998. This LIFO charge is adjusted at each year end based upon the actual weighted average percentage rate of inflation during the year.


Liquidity and Capital Resources
-------------------------------

  The Company has a bank credit agreement (the "Agreement") which governs its borrowings under its bank credit facilities.

  As of May 30, 1998, the total credit facility under the Agreement allowed for borrowings of up to $63,250,000, depending upon available collateral. The credit facility consists of a $55,000,000 revolver which expires on May 31, 2000, and term debt of $8,250,000 which is due in quarterly installments of $750,000. The term debt is payable at the end of each of the Company's fiscal quarters. As of May 30, 1998, the Company had excess availability under its revolving credit agreement of $34,200,000.

  The Company believes that internally generated funds and borrowings available under its Agreement are sufficient to finance its current operations.


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



                           PART II - OTHER INFORMATION



Item 6.           Exhibits and Reports on Form 8-K

   (a)   The following Exhibit is included herein:
                --Exhibit 27.                          Financial data schedule.

   (b) A report on Form 8-K was filed on March 5, 1998, reporting five management changes, including the appointment of Michael P. Leach to the position of Chief Financial Officer, and Thomas H. Ziemke to the position of Senior Vice President, as set forth in a press release dated March 4, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          DRUG EMPORIUM, INC.
                                      ---------------------------
                                             (Registrant)







Date    June 23, 1998                             By  /s/ DAVID L. KRIEGEL
    --------------------                            ------------------------
                                                         David L. Kriegel
                                                         Chairman
                                                         Chief Executive Officer





Date    June 23, 1998                             By   /s/ MICHAEL P. LEACH
    --------------------                            -------------------------
                                                         Michael P. Leach
                                                         Chief Financial Officer