Form 10-Q
period 1998-08-29
DRUG EMPORIUM INC
filed 1998-10-02
CIK 832922

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED August 29, 1998 OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________________ TO
     ___________________


     Commission File Number    0-16998
                               -------

                               DRUG EMPORIUM, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                             31-1064888
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization                            Identification No.)


155 Hidden Ravines Drive, Powell, Ohio                              43065
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code            (740) 548-7080
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                  Yes   X   No
                                      ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

           Class                                 Outstanding at August 29, 1998
-----------------------------                                   ----------------
Common Stock, $ .10 par value                      13,179,785  shares
                                                   ------------

                                      INDEX

                               DRUG EMPORIUM, INC.

PART  I. FINANCIAL INFORMATION                                                                 Page No.
----  ------------------------                                                                 --------


         Item 1.  Financial Statements (Unaudited)


                  Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . .     3


                  Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . . .     4


                  Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . .     5


                  Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . .     6-7


         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations . . . . . . . . . . . . . . . .     8-11


PART II. OTHER INFORMATION
--------------------------


         Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . .    12

         Item 6.  Exhibits and Reports on Form 8-K.  . . . . . . . . . . . . . . . . . . . . . .    12



SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13

                               DRUG EMPORIUM, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                        August 29, 1998              February 28, 1998
                                                       -------------------          --------------------
                                                          (Unaudited)                    (Audited)
ASSETS
Current assets:
  Cash and cash  equivalents  . . . . . . . . . . . .         $       794                      $    783
  Accounts  receivable  . . . . . . . . . . . . . . .              11,545                        17,410
  Inventories, net of LIFO reserve of $23.1
      million and $21.8 million at August 29,
      1998 and February 28, 1998,  respectively . . .             160,424                       167,292
  Income  taxes and other . . . . . . . . . . . . . .               1,813                         1,692
                                                       -------------------            ------------------
          Total current assets . . . . . . . . . . .              174,576                       187,177

Property and equipment, net. . . . . . . . . . . . .               24,400                        26,777

Goodwill.  .  . . . . . . . . . . . . . . . . . . . .               3,940                         4,215

Other  assets . . . . . . . . . . . . . . . . . . . .               2,395                         1,615
                                                       -------------------            ------------------

           Total  assets  . . . . . . . . . . . . . .            $205,311                      $219,784
                                                       ===================            ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Revolving  credit line . . . . . . . . . . . . .          $    6,800                    $   22,200
     Accounts  payable  . . . . . . . . . . . . . . .              58,396                        64,025
     Accrued  liabilities . . . . . . . . . . . . . .              19,865                        14,785
     Deferred  income . . . . . . . . . . . . . . . .               2,985                         3,679
     Current  maturities of long-term  debt . . . . .               3,258                         3,375
                                                       -------------------            ------------------
            Total  current  liabilities . . . . . . .              91,304                       108,064

Deferred  rent  . . . . . . . . . . . . . . . . . . .               4,039                         4,164

Convertible  subordinated  debt . . . . . . . . . . .              49,421                        49,421
Long-term  debt,  other . . . . . . . . . . . . . . .               5,143                         6,745
                                                       -------------------            ------------------
             Total  long-term  debt . . . . . . . . .              54,564                        56,166

Shareholders' equity:
  Preferred stock, authorized 2,000,000                                --                            --
     Shares,  none  issued . . . . . . . . . . . . .
  Common stock, stated value $.10 per share,
     authorized 28,000,000, issued and
     outstanding 13,179,785 at August 29, 1998
     and  13,179,785  at February 28, 1998 . . . . .                 1,318                         1,318
  Additional  paid-in capital . . . . . . . . . . . .               32,123                        32,123
  Retained earnings   . . . . . . . . . . . . . . . .               21,963                        17,949
                                                       -------------------            ------------------
           Total shareholders'  equity . . . . . . .                55,404                        51,390
                                                       -------------------            ------------------

           Total liabilities and shareholders' equity             $205,311                      $219,784

                                                       ===================            ==================

See accompanying notes.

                               DRUG EMPORIUM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited) (In thousands, except per-share data)

                                      Three Months Ended                      Six Months Ended
                                August 29, 1998    August 30, 1997     August 29, 1998     August 30, 1997
                                --------------      -------------      ---------------     ---------------

Net sales . . . . . . . . . .        $204,845           $204,235             $414,017            $413,449

Cost of sales . . . . . . . .         162,275            160,686              327,818             325,278
                                 -------------      -------------      ---------------     ---------------
    Gross Margin . . . . . . .         42,570             43,549               86,199              88,171

Selling, administrative and
     occupancy expenses . . . .        42,486             41,131               83,248              82,695

Special charges (credits) . . .       (6,760)                 --              (6,760)                  --

Interest expense, net . . . .           1,361              1,961                2,927               4,140
                                 -------------      -------------      ---------------     ---------------

Income before provision for
income taxes . . . . . . . . .          5,483                457                6,784               1,336

Provision for income taxes .            2,197                183                2,770                 534
                                 -------------      -------------      ---------------     ---------------

Net income . . . . . . . . . .    $     3,286       $        274          $     4,014       $         802
                                 =============      =============      ===============     ===============


Earnings per common share:
  Basic . . . . . . . . . . .     $       .25        $       .02        $         .30       $         .06
                                 =============      =============      ===============     ===============

  Diluted . . . . . . . . . .     $       .24        $       .02        $         .30       $         .06
                                 =============      =============      ===============     ===============

Weighted average number of
Common shares outstanding:
  Basic . . . . . . . . . . .          13,180             13,180               13,180              13,180
                                 =============      =============      ===============     ===============

  Diluted . . . . . . . . . .          16,408             13,208               13,189              13,208
                                 =============      =============      ===============     ===============


See accompanying notes.

                               DRUG EMPORIUM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited) (In thousands)

                                                                               Six Months Ended
                                                                               ----------------
                                                             August 29, 1998                        August 30, 1997
                                                         ------------------------                 ---------------------

Operating activities:
   Net income . . . . . . . . . . . . . . . . . . . .                $     4,014                          $        802
   Adjustments to reconcile to cash provided by Operations:
       Depreciation and amortization . . . . . . . . .                     4,861                                 3,311
       LIFO provision . . . . . . . . . . . . . . . .                      1,300                                 1,742

  Cash provided by (used for) current assets and liabilities:
       Accounts payable and accrued liabilities . . .                    (1,243)                              (15,087)
       Accounts receivable . . . . . . . . . . . . . .                     5,865                               (2,244)
       Inventories at current cost . . . . . . . . . .                     5,568                                23,666
       Other . . . . . . . . . . . . . . . . . . . . .                     (981)                                 1,645
                                                         ------------------------                 ---------------------
  Net cash provided by operating activities . . . .                       19,384                                13,835

Investing activities:
  Purchase of property and equipment, net . . . .                        (2,254)                               (1,166)
                                                         ------------------------                 ---------------------
  Net cash used in investing activities . . . . . . . .                  (2,254)                               (1,166)

Financing activities:
   Net borrowings (repayments) under revolving
       credit line . . . . . . . . . . . . . . . . . .                  (15,400)                              (10,500)
   Net repayments on term debt and other . . . . .                       (1,719)                               (2,180)
                                                         ------------------------                 ---------------------
   Net cash used in financing activities . . . . . . .                  (17,119)                              (12,680)
                                                         ------------------------                 ---------------------

Increase (decrease) in cash and cash
equivalents . . . . . . . . . . . . . . . . . . . . .                         11                                  (11)

Cash and cash equivalents, beginning of period                               783                                   779
                                                         ------------------------                 ---------------------

Cash and cash equivalents, end of period . . . . . .                $        794                        $          768
                                                         ========================                 =====================

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

3. The following table sets forth the computation of basic and diluted earnings.

                                                       (Unaudited) (In thousands, except per share data)
                                                    Three Months Ended                    Six Months Ended
                                                    ------------------                    ----------------
                                            August 29, 1998     August 30, 1997    August 29, 1998     August 30, 1997
                                            ----------------    ---------------    ----------------    ---------------
       Numerator:
          Net income and numerator for
          Basic earnings per share -
          income available to common
          stockholders  .  . . . . . . . .           $3,286             $  274              $4,014             $  802

          Effect of dilutive securities:
              7.75% convertible
              debentures  .  . . . . . . .              575                (A)                 (A)                (A)
                                            ----------------    ---------------    ----------------    ---------------

          Numerator for diluted earnings
          per share - income available to
          common stockholders after
          assumed  conversions . . . . . .           $3,861             $  274              $4,014             $  802
                                            ================    ===============    ================    ===============

       Denominator:
          Denominator for basic earnings
           Per share - weighted-
           average  shares . . . . . . . .           13,180             13,180              13,180             13,180

          Effect of dilutive securities:
              Employee  stock  options (B)                8                 28                   9                 28
              7.75% convertible
                debentures  (A)  . . . . .            3,220                 --                  --                 --
                                            ----------------    ---------------    ----------------    ---------------

         Denominator for diluted earnings
           Per share-adjusted weighted
           -average shares and assumed
           conversions  .  . . . . . . . .           16,408             13,208              13,189             13,208
                                            ================    ===============    ================    ===============

       Basic  earnings  per  share . . . .       $      .25         $      .02          $      .30         $      .06
                                            ================    ===============    ================    ===============
       Diluted  earnings per share . . . .       $      .24         $      .02          $      .30         $      .06
                                            ================    ===============    ================    ===============

(A) The effect of the 7.75% convertible debentures is antidilutive and thus excluded in the calculation of Diluted earnings per share.

(B) The additional options to purchase shares of common stock were outstanding during each period but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

                               DRUG EMPORIUM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)

4. The Company entered into an agreement with Western Drug Distributors, Inc., its franchise store operator in the Seattle and Portland area, to terminate Western's Franchise agreement related to the sale of Western Drug to Longs Drug Stores of Walnut Creek, California. The Company's agreement with Western Drug provided for a one-time lump sum payment to Drug Emporium, Inc. of $15.4 million. Approximately $14.4 million of the payment was related to the buyout and is recorded as a special credit in the Company's Statement of Operations. The remaining amounts of the payment relate primarily to franchise fee receivables accrued in the normal course of business, reimbursements for legal costs and interest.

5. As a result of an ongoing review of its business operations, the Company recorded special and nonrecurring charges in its second quarter of $9.4 million. The charges include a noncash component of $1.3 million to write down store equipment, fixtures and leasehold improvements at store locations to be closed, an accrual of $6.4 million to close seven underperforming store locations and record additional costs related to the Washington, D. C. area vacant store locations, and $1.7 million recorded as a component of gross margin in the current period statement of operations due to store closure-related inventory liquidations and other inventory writedowns. The non-recurring inventory-related costs of the special charge have been recorded as a component of gross margin in accordance with Emerging Issues Task Force (EITF) Issue No. 96 - 9.

6. The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Company's Form 10-K for the fiscal year ended February 28, 1998 (File No. 0-16998) for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

         The following table sets forth selected items derived from the Company's consolidated statements of operations expressed as a percentage of net sales for the periods indicated.

                                                     Three Months Ended                        Six Months Ended
                                                     ------------------                        ----------------
                                            August 29, 1998      August 30, 1997    August 29, 1998      August 30, 1997
                                            ----------------     ----------------    ---------------     ---------------
                                                                            (Unaudited)
Net sales (in  thousands)  . . . . . . . .         $204,845             $204,235           $414,017            $413,449
                                            ================     ================    ===============     ===============

Gross  margin  . . . . . . . . . . . . . .        21.6% (1)                21.3%          21.2% (1)               21.3%

Selling, administrative and occupancy
  expenses  .  . . . . . . . . . . . . . .            20.7%                20.1%              20.1%               20.0%
                                            ----------------     ----------------    ---------------     ---------------

Operating  income  . . . . . . . . . . . .          .9% (2)                 1.2%           1.1% (2)                1.3%
                                            ================     ================    ===============     ===============

(1) Excluding nonrecurring store closure related inventory liquidations and other inventory writedowns of $1.7 million.

(2) Excluding the effects of (1) above and the $6.4 million and $1.3 million of special charges related to non-inventory store closure costs.

         Despite having three fewer stores in the current quarter relative to the comparable prior year period, total sales increased .3%, from $204.2 million in the prior year to $204.8 million in the current year. For the year to date six-month period, sales were $414.0 million compared to the prior year to date sales of $413.4 million. The sales increases can be attributed to a comparable store sales increase of 1.1% for the quarter and 1.5% for the year to date period.

         Gross margins for the quarter, after adjusting for the impact of special charges, were higher than the prior year comparable period due to higher non-pharmacy margins, partially offset by lower rebate income and lower pharmacy margins. Also, operating expenses were higher due primarily to increased advertising and depreciation expenses, partially offset by lower payroll costs. Interest expense was lower than the prior year by $1.2 million as a result of the Company's ongoing debt reduction plan which included the application of funds received from the Seattle franchise buyout.

         The following table lists corporately-owned stores openings and store closing through the second quarter ended August 29, 1998 and the similar prior year period.

                                                        Three Months Ended                     Six Months Ended
                                               August 29, 1998    August 30, 1997     August 29, 1998      August 30, 1997
                                               ----------------    ----------------    ---------------     ---------------
                                                                              (Unaudited)

Number of stores at beginning of period . .          134                 138                135                 138

Stores  opened or  acquired . . . . . . . . .         0                   0                  0                   0

Stores  closed  or sold . . . . . . . . . . .        (1)                 (2)                (2)                 (2)
                                               ----------------    ----------------    ---------------     ---------------

Total  stores  at end of period . . . . . . .        133                 136                133                 136
                                               ================    ================    ===============     ===============

Special Charges and One-Time Gain Related to Seattle Franchise Buyout
---------------------------------------------------------------------

         The impact of special charges and the one-time gain related to the Seattle franchise buyout and a description of the components of the charges and gain are shown below:


                   RECONCILIATION OF NET INCOME TO NET INCOME
                    BEFORE SPECIAL CHARGES AND ONE-TIME GAIN
                (Unaudited) (In thousands, except per share data)

                                                          Three Months Ended       Six Months Ended
                                                           August 29, 1998         August 29, 1998
                                                          -------------------     -------------------

Net Income                                                      $3,286                  $4,014
Special charges, net of income tax (1)                           5,613                   5,613
One-time gain, net of income tax  (2)                           (8,655)                 (8,655)
                                                          -------------------     -------------------
Net income before special charges and one-time gain             $  244                 $   972

Per Share Calculations:
Earnings per share, as reported                                 $  .25                   $ .30
Impact of special charges                                          .43                     .43
Impact of one-time gain                                           (.66)                   (.66)
                                                          -------------------     -------------------
Earnings per share before special charges and one-time
gain                                                            $  .02                   $ .07

(1) In addition to the special charges of $6.4 million and $1.3 million (pre-tax) related to non-inventory store closure costs, $1.7 million (pretax) in special charges related to nonrecurring store closing inventory liquidations and other inventory writedowns was recorded as a component of gross margin.

(2) Gain on Seattle franchise buyout, after adjusting for franchise receivables, interest income, and legal costs.

Special Charges
---------------

         The Company recorded special and nonrecurring charges in its second quarter of $9.4 million. The charges include a noncash component of $1.3 million to write down store fixtures, equipment and leaseholds at store locations to be closed, an accrual of $6.4 million to close seven underperforming store locations and to record additional costs related to the Washington, D. C. area vacant store locations, and $1.7 million recorded as a component of gross margin resulting from store closure-related inventory liquidations and other inventory writedowns. The nonrecurring inventory-related costs of the special charge have been recorded as a component of gross margin in accordance with (EITF) Issue No. 96 - 9.

         The Company anticipates that the store closures will be accretive to earnings beginning late in the fourth quarter of the Company's current fiscal year. The stores to be closed are not concentrated in a particular geographic area. Although the Washington, D.C. vacant locations have taken the Company longer than expected to sublease, the charge recorded will be the final expense related to these locations as the charge covers 100% of the remaining lease obligations on all of the Washington, D.C. locations which have not been subleased. The increase in accrued liabilities at August 29, 1998 relative to February 28, 1998 can be attributed primarily to increases in the store closing reserves.

One-Time Gain Related to Seattle Franchise Buyout
-------------------------------------------------

         The Company finalized its agreement with Western Drug Distributors, Inc., its franchise store operator in the Seattle and Portland area, to terminate Western's Franchise agreement related to the sale of Western Drug to Longs Drug Stores of Walnut Creek, California. The Company's agreement with Western Drug provided for a one-time lump sum payment to Drug Emporium, Inc. of $15.4 million. Approximately $14.4 million of the payment was related to the buyout and is recorded as Other Income in the Company's Statement of Operations. The remaining amounts of the payment relate primarily to franchise fee receivables accrued in the normal course of business, reimbursements for legal costs and interest. Because franchise income is recorded as a reduction to operating costs in the Company's Statement of Operations, the elimination of franchise fees from this market results in an increase in annual operating costs of approximately .2 % of sales, and a decrease in annual interest expense of approximately .2 % of sales as measured from fiscal 1998 results.

Store Growth and Remodels
-------------------------

         The Company has plans to open approximately six new stores in the next twelve months and continue its store growth after that time at a similar pace. In addition, the Company has also been aggressively updating and remodeling its existing store base. This renovation program is expected to result in a majority of its stores having undergone some type of remodeling by the end of the next fiscal year. To date, approximately one-fourth of the Company's stores have experienced a major or minor remodel in the past twelve months.

Inventory Valuation
-------------------

         The Company uses the LIFO method of accounting for its inventories. Under this method, the cost of merchandise sold and reported in the financial statements approximates current cost. In computing its LIFO charge throughout the fiscal year, the Company uses an estimated percentage rate of inflation. The estimated inflation rate used was one and one-half per cent in Fiscal 1999 and two per cent in Fiscal 1998. This LIFO charge is adjusted at each year end based upon the actual weighted average percentage rate of inflation during the year.

Liquidity and Capital Resources
-------------------------------

         The Company has a bank credit agreement ( the "Agreement" ) which governs its borrowing under its bank credit facilities. As of August 29, 1998, the total credit facility under the Agreement allowed for borrowings of up to $62,500,000, depending upon available collateral. The credit facility consists of a $55,000,000 revolver which expires on May 31, 2000, and term debt of $7,500,000 which is due in quarterly installments of $750,000. The term debt is payable at the end of each of the Company's fiscal quarters. As of August 29, 1998, the Company had excess availability under its revolving credit agreement of $48,200,000. The Company believes that internally generated funds and borrowings available under its Agreement are sufficient to finance its current operations.

Year 2000
---------

         The Company has completed its assessment of the Information Technology-related (IT-related) systems for the Year 2000 issue. For IT-related systems, the Company anticipates that the most critical systems will be Year 2000 compliant by the end of November of 1998, which includes its accounting software, AS400 applications, pharmacy, payroll and host merchandising systems. Processes which will not be compliant until the fourth quarter of the Company's current fiscal year include the company's store register system (a new system is currently being rolled out to all stores), certain older personal computers, certain PC applications, vendor EDI documents and other applications. The Company will complete its assessment of non-IT-related systems for Year 2000 compliance by the end of the third quarter of its current fiscal year. Major non-IT-related systems utilized by the Company include the telephone systems and store security systems, among others. If the Company determines that any non-IT-related systems are not Year 2000 compliant, it will be necessary to adjust the estimates of the cost of the Year 2000 remediation.

         The Company has surveyed and is working with its outside suppliers and software vendors related to Year 2000 compliance. As it relates to the major suppliers of the Company, some assurances related to Year 2000 readiness have been received but not all vendors have indicated that they will be compliant within the required time periods. The external software companies that the company utilizes for pharmacy, merchandising, store register and accounting systems have all provided the company with a certified Year 2000 compliant version of their respective products.

         The Company estimates that its Year 2000 effort is approximately 50% complete as of the end of August of 1998 and will be 100% complete as of the end of February of 1999. The Company's total estimate of Year 2000 compliance costs are projected to be $1,150,000, with $1,000,000 estimated to be incurred related to the purchase of hardware and software to be capitalized and $150,000 related to costs which will be expensed as incurred. The Company expects to incur nearly all of its Year 2000 costs during its current fiscal year. To date, approximately 80% of these costs have been incurred. Most of the costs are related to the hardware required to run the Year 2000 compliant version of the in-store pharmacy system which was required to be implemented approximately one year earlier than would otherwise have been necessary.

         The Company currently does not have a contingency plan in the event of a particular system not being Year 2000 compliant. Such a plan will be developed if it becomes clear that the company is not going to achieve its scheduled compliance objectives. If the Company does not become Year 2000 compliant in a timely manner, the Year 2000 issue could have a material impact on the operations of the Company by impairing its ability to process customer transactions, order and pay for merchandise for sale, and perform certain other functions. In addition, although the Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues and the Company has received some assurances regarding these issues from its vendors, there is no guarantee that these third party systems will be compliant and in the event of non-compliance would not have an adverse effect on the Company. For example, if some of the Company's merchandise vendors are not Year 2000 compliant it could impact the ability of the company to procure merchandise from those vendors.

         The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Forward-Looking Statements
--------------------------

         Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this report on Form 10-Q that look forward in time, which includes everything other than historical information, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements are based on the current expectations of management and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, but are not limited to the high level of competition as to price and selection from a variety of sources, the recent pressure on pharmacy margins from managed care networks, the Company's ability to economically eliminate under-performing stores, the Company's ability to identify and address all Year 2000 issues and general economic conditions.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of the stockholders of Drug Emporium, Inc. was held on June 24, 1998. The items voted on at the meeting were the election of directors and the approval and ratification of Ernst & Young LLP as the independent auditors. The proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees and all such nominees were elected.

         The following persons were elected as directors for a three-year term:

                                                     Votes                 Withheld                Broker
                                Name                  For                  Authority            Non-Votes
                   -----------------------        -------------          ------------         -------------
                   Robert S. Meeder, Sr.          10,902,364             192,156                      0
                   William L. Sweet, Jr.          10,911,797             182,723                      0

         The following summarizes the vote with respect to the ratification of Ernst and Young LLP as the independent auditors:

                  APPOINTMENT OF AUDITORS

                    Votes For       Votes Against       Abstentions        Broker Non-Votes
                    ---------       -------------       -----------        ----------------
                   11,055,467             24,406            14,647                     0




Item 6.  Exhibits and Reports on Form 8-K

         (a)       The following Exhibit is included herein:

                  -- Exhibit 27.            Financial data schedule.

         (b) A report on Form 8-K was filed on June 30, 1998, reporting that on June 24, 1998 the Board of Directors of Drug Emporium, Inc. authorized the adoption of an Amended and Restated Rights Agreement.

         (c) A report on Form 8-K was filed on July 24, 1998 reporting that on July 14, 1998 the Company will receive a $15.4 million lump sum payment upon the termination of Western Drug's franchise obligations.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      DRUG EMPORIUM, INC.
                                             -----------------------------------
                                                        (Registrant)



Date   ________________                      By_________________________________
                                                      /s/  David L. Kriegel
                                                      David L. Kriegel
                                                      Chairman
                                                      Chief Executive Officer


Date  ________________                       By_________________________________
                                                      /s/ Michael P. Leach
                                                      Michael P. Leach
                                                      Chief Financial Officer