Form 10-Q/A
period 1998-08-29
DRUG EMPORIUM INC
filed 1998-10-20
CIK 832922

                                  FORM 10-Q/A


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



                                                      DRUG EMPORIUM, INC.
                                             -----------------------------------
                                                        (Registrant)



Date       10/2/98                           By  /s/  David L. Kriegel
       ----------------                        ---------------------------------
                                                      David L. Kriegel
                                                      Chairman
                                                      Chief Executive Officer


Date       10/2/98                           By  /s/  Michael P. Leach
       ----------------                        ---------------------------------
                                                      Michael P. Leach
                                                      Chief Financial Officer