Form 10-Q
period 1998-11-28
DRUG EMPORIUM INC
filed 1999-01-07
CIK 832922

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
            November 28, 1998   OR
            -----------------

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


                     Yes  X              No
                         ---                ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

            Class                              Outstanding at November 28, 1998
----------------------------                                  -----------------
Common Stock, $.10 par value                          13,179,785 shares
                                                      ----------

                                      INDEX

                               DRUG EMPORIUM, INC.

PART  I. FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------
         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets . . . . . . . . . . . .      3

                  Consolidated Statements of Operations . . . . . . .      4

                  Consolidated Statements of Cash Flows . . . . . . .      5

                  Notes to Consolidated Financial Statements. . . . .      6-7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations . . .      8-12


PART II. OTHER INFORMATION
--------------------------

         Item 5.  Other Information . . . . . . . . . . . . . . . . .      13

         Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . .      13


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14

                                      DRUG EMPORIUM, INC.
                                  CONSOLIDATED BALANCE SHEETS
                                (In Thousands Except Share Data)
                                                         November 28, 1998    February 28, 1998
                                                         -----------------    -----------------
                                                            (Unaudited)           (Audited)
ASSETS
Current assets:
  Cash and cash equivalents ............................      $    593            $    783
  Accounts receivable ..................................        13,093              17,410
  Inventories, net of LIFO reserve of $23.7 million
      and $21.8 million at November 28, 1998 and
      February 28, 1998, respectively ..................       172,271             167,292
  Income taxes and other ...............................         1,958               1,692
                                                              --------            --------
          Total current assets .........................       187,915             187,177

Property and equipment, net ............................        23,936              26,777

Goodwill ...............................................         3,805               4,215

Other assets ...........................................         2,851               1,615
                                                              --------            --------

           Total assets ................................      $218,507            $219,784
                                                              ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Revolving credit line .............................      $ 19,197            $ 22,200
     Accounts payable ..................................        66,517              64,025
     Accrued liabilities ...............................        20,510              14,785
     Deferred income ...................................         3,472               3,679
     Current maturities of long-term debt ..............           220               3,375
                                                              --------            --------
            Total current liabilities ..................       109,916             108,064

Deferred rent ..........................................         3,948               4,164

Convertible subordinated debt ..........................        49,421              49,421
Long-term debt, other ..................................           585               6,745
                                                              --------            --------
             Total long-term debt ......................        50,006              56,166

Shareholders' equity:
  Preferred stock, authorized 2,000,000 Shares,
      none issued ......................................            --                  --
  Common stock, stated value $.10 per share, authorized
      28,000,000, issued and outstanding 13,179,785 at
      November 28, 1998 and 13,179,785 at February 28,
      1998 .............................................         1,318               1,318
  Additional paid-in capital ...........................        32,123              32,123
  Retained earnings ....................................        21,196              17,949
                                                              --------            --------
           Total shareholders' equity ..................        54,637              51,390
                                                              --------            --------

           Total liabilities and shareholders' equity ..      $218,507            $219,784
                                                              ========            ========

See accompanying notes.

                                           DRUG EMPORIUM, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited) (In thousands, except per-share data)
                                                  Three Months Ended              Nine Months Ended
                                                  ------------------              -----------------
                                            November 28,     November 29,    November 28,    November 29,
                                               1998             1997            1998            1997
                                            ------------     ------------    ------------    ------------
Net sales ............................        $199,132         $199,571        $613,149        $613,020

Cost of sales ........................         156,251          157,227         484,069         482,505
                                              --------         --------        --------        --------
    Gross Margin .....................          42,881           42,344         129,080         130,515

Selling, administrative and
    occupancy expenses ...............          42,980           40,017         126,227         122,713

Special charges (credits) ............                                           (6,760)

Interest expense, net ................           1,278            1,854           4,206           5,993
                                              --------         --------        --------        --------

Income before provision
    (benefit) for income taxes........          (1,378)             473           5,407           1,809

Provision (benefit) for
    income taxes .....................            (611)             190           2,160             724
                                              --------         --------        --------        --------

Net income  (loss) ...................        $   (767)        $    283        $  3,247        $  1,085
                                              ========         ========        ========        ========


Earnings per common share:
  Basic ..............................        $   (.06)        $    .02        $    .25        $    .08
                                              ========         ========        ========        ========

  Diluted ............................        $   (.06)        $    .02        $    .25        $    .08
                                              ========         ========        ========        ========

Weighted average number of
Common shares outstanding:
  Basic ..............................          13,180           13,180          13,180          13,180
                                              ========         ========        ========        ========

  Diluted ............................          13,180           13,186          13,186          13,201
                                              ========         ========        ========        ========

See accompanying notes.

                                          DRUG EMPORIUM, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited) (In thousands)
                                                                           Nine Months Ended
                                                                           -----------------
                                                                 November 28, 1998    November 29, 1997
                                                                 -----------------    -----------------
Operating activities:
   Net income ...................................................     $  3,247             $ 1,085
   Adjustments to reconcile to cash provided by Operations:
       Depreciation and amortization ............................        6,757               4,923
       LIFO provision ...........................................        1,950               2,613

  Cash provided by (used for) current assets and liabilities:
       Accounts payable and accrued liabilities .................        7,962              (1,061)
       Accounts receivable ......................................        4,317              (1,964)
       Inventories at current cost ..............................       (6,929)              2,767
       Other ....................................................       (1,788)                758
                                                                      --------             -------
  Net cash provided by operating activities .....................       15,516               9,121

Investing activities:
  Purchase of property and equipment, net .......................       (3,388)             (1,925)
                                                                      --------             -------
  Net cash used in investing activities .........................       (3,388)             (1,925)

Financing activities:
   Net borrowings (repayments) under revolving
       credit line ..............................................       (3,003)             (5,000)
   Net repayments on term debt and other ........................       (9,315)             (2,201)
                                                                      --------             -------
   Net cash used in financing activities ........................      (12,318)             (7,201)
                                                                      --------             -------

Increase (decrease) in cash and cash
   equivalents ..................................................         (190)                 (5)

Cash and cash equivalents, beginning of period ..................          783                 779
                                                                      --------             -------

Cash and cash equivalents, end of period ........................     $    593             $   774
                                                                      ========             =======

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

3. The following table sets forth the computation of basic and diluted earnings.

                                                    (Unaudited) (In thousands, except per share data)
                                                     Three Months Ended            Nine Months Ended
                                                     ------------------            -----------------
                                                November 28,    November 29,   November 28,   November 29,
                                                   1998            1997           1998           1997
                                                ------------    ------------   ------------   ------------
Numerator:
   Net income and numerator for
   basic earnings per share -
   income available to common
   stockholders ...........................        $  (767)        $   283        $ 3,247        $ 1,085

   Effect of dilutive securities:
       7.75% convertible
       debentures .........................            (A)             (A)            (A)            (A)
                                                   -------         -------        -------        -------

   Numerator for diluted earnings
   per share - income available to
   common stockholders after
   assumed conversions ....................        $  (767)        $   283        $ 3,247        $ 1,085
                                                   =======         =======        =======        =======

Denominator:
   Denominator for basic earnings
    Per share - weighted-
    average shares ........................         13,180          13,180         13,180         13,180

   Effect of dilutive securities:
       Employee stock options (B) .........              0               6              6             21
       7.75% convertible
         debentures (A) ...................             --              --             --             --
                                                   -------         -------        -------        -------

  Denominator for diluted earnings
    Per share-adjusted weighted
    -average shares and assumed
    conversions ...........................         13,180          13,186         13,186         13,201
                                                   =======         =======        =======        =======

Basic earnings per share ..................        $  (.06)        $   .02        $   .25        $   .08
                                                   =======         =======        =======        =======
Diluted earnings per share ................        $  (.06)        $   .02        $   .25        $   .08
                                                   =======         =======        =======        =======

(A) The effect of the 7.75% convertible debentures is antidilutive and thus excluded in the calculation of diluted earnings per share.
(B) Additional options to purchase shares of common stock were outstanding during each period but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares and/or there was a net loss period and, therefore, the effect would be antidilutive.

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

6. During the quarter, the Company terminated its existing banking relationship and entered into a new agreement with Bank Boston (the "Agreement"). The Agreement allows for revolving borrowings of up to $100,000,000, depending upon available collateral, and expires on October 31, 2003. The Agreement provides an approximately 60% advance rate against inventory collateral, and allows for a more favorable LIBO-based borrowing rate. In addition, the repurchase of bonds and stock and the payment of dividends are no longer prohibited although some restrictions apply. As of November 28, 1998, the Company had excess availability under its revolving credit agreement of $80,800,000.

7. On December 31, 1998 the Company signed a definitive agreement to acquire the Vix drug store chain, which operates twelve deep discount drug stores in the Buffalo and Rochester, New York area. The acquired stores are operated under the Vix name by Tops, a division of Ahold International. The asset purchase agreement calls for Drug Emporium to pay an estimated $32.5 million in cash at closing and assume the store leases. The acquisition will be financed through the use of the Company's bank facility and is subject to regulatory approval. The Company expects the acquisition to be accretive to earnings. Closing is expected to occur in January 1999.

8. The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10Q and consequently do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Company's Form 10-K for the fiscal year ended February 28, 1998 (File No. 0-16998) for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

         The following table sets forth selected items derived from the Company's consolidated statements of operations expressed as a percentage of net sales for the periods indicated.

                                           Three Months Ended                        Nine Months Ended
                                           ------------------                        -----------------
                                 November 28, 1998    November 29, 1997    November 28, 1998     November 29, 1997
                                 -----------------    -----------------    -----------------     -----------------
                                                                   (Unaudited)
Net sales (in thousands) ........    $199,132              $199,571             $613,149              $613,020
                                     ========              ========             ========              ========

Gross margin ....................        21.5%                 21.2%                21.3%(1)              21.3%
                                     --------              --------             --------              --------

Selling, administrative and
     Occupancy  expenses ........        21.6%                 20.0%                20.6%                 20.0%
                                     --------              --------             --------              --------

Operating  income ...............         (.1%)                 1.2%                  .7%(2)               1.3%
                                     ========              ========             ========              ========

(1) Excludes nonrecurring store closure related inventory liquidations and other inventory writedowns of $1.7 million recorded in the second quarter of fiscal 1999.
(2) Excludes the effects of (1) above and the $6.4 million and $1.3 million of special charges related to non-inventory store closure costs recorded in the second quarter of fiscal 1999.

         Fiscal 1999 third quarter sales decreased .3% to $199.1 million in the current year from $199.6 million in the prior year period. The decline was a result of having fewer stores in the quarter relative to the prior year period, partially offset by a comparable store sales increase of 1.1%. For the nine month period ended November 28, 1998, sales were $613.1 million compared to $613.0 million for the comparable period of the prior fiscal year as a result of comparable store sales increases of 1.5% and fewer stores in the current year period.

         During the quarter, the Company's gross margin improved .3% over the prior year period as a result of higher non-pharmacy margins, partially offset by lower pharmacy margins. On a year to date basis, gross margins were lower in fiscal 1999 compared to the prior year due to lower pharmacy margins and the impact of $1.7 million in special charges related to store closing inventory liquidation costs and discontinued inventory writedowns recorded in the second quarter. Excluding the impact of these one-time charges, year to date gross margins were 21.3%, which is comparable to the prior year period.

         The Company's quarterly results reflect a net loss of six cents per share for the quarter compared to a net income per share of two cents in the prior year period. Higher advertising, depreciation, and benefits costs, as well as higher expenses related to certain reserves caused net income to decline in the quarter relative to the prior year. Certain of these costs were recognized in the fourth quarter of the prior year and account for much of the third quarter's income decline compared to the prior year period. Partially offsetting these costs was a decrease in interest expense of $576,000 compared to the prior year quarter. For the nine month period, net income before special charges and a one time gain was two cents per share compared to eight cents per share in the prior year. Items impacting the year to date results relative to the prior year were primarily the timing differences related to the recognition of certain costs as discussed above that impacted the third quarter and lower franchise fees, partially offset by lower interest and payroll costs.

         The following table lists corporately-owned stores openings and store closing through the second quarter ended November 28, 1998 and the similar prior year period.

                                             Three Months Ended                         Nine Months Ended
                                             ------------------                         -----------------
                                    November 28, 1998   November 29, 1997     November 28, 1998   November 29, 1997
                                    -----------------   -----------------     -----------------   -----------------
                                                                       (Unaudited)
Number of stores at
    Beginning of period .........          133                 136                  135                  138

Stores opened or acquired .......            0                   1                    0                    1

Stores closed or sold ...........           (1)                 (0)                  (3)                  (2)
                                          ----                ----                 ----                 ----
Total stores at end of period ...          132                 137                  132                  137
                                          ====                ====                 ====                 ====

                RECONCILIATION OF NET INCOME TO NET INCOME (LOSS)
                    BEFORE SPECIAL CHARGES AND ONE-TIME GAIN
                (Unaudited) (In thousands, except per share data)

                                                 Three Months Ended      Nine Months Ended
                                                 November 28, 1998       November 28, 1998
                                                 ------------------      -----------------
Net Income (loss)                                      $(767)                 $ 3,247
Special charges, net of income tax (1)                                          5,613
One-time gain, net of income tax  (2)                                          (8,655)
                                                       -----                  -------
Net income (loss) before special charges and
   one-time gain                                       $(767)                 $   205

Per Share Calculations:
Earnings (loss) per share, as reported                 $(.06)                 $   .25
Impact of special charges                                                         .43
Impact of one-time gain                                                          (.66)
                                                       -----                  -------
Earnings (loss) per share before special
charges and one-time gain                              $(.06)                 $   .02

(1) In addition to the special charges of $6.4 million and $1.3 million (pre-tax) related to non-inventory store closure costs, $1.7 million (pretax) in special charges related to nonrecurring store closing inventory liquidations and other inventory writedowns was recorded as a component of gross margin.

(2) Gain on Seattle franchise buyout, after adjusting for franchise receivables and interest income.

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

         The Company anticipates that the store closures will be accretive to earnings beginning late in the fourth quarter of the Company's current fiscal year. The stores to be closed are not concentrated in a particular geographic area. Although the Washington, D.C. vacant locations have taken the Company longer than expected to sublease, the charge recorded will be the final expense related to these locations as the charge covers 100% of the remaining lease obligations on all of the Washington, D.C. locations which have not been subleased. The increase in accrued liabilities at November 28, 1998 relative to February 28, 1998 can be attributed primarily to increases in the store closing reserves.

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

Store Growth and Remodels
-------------------------

         The Company has plans to open approximately six new stores in the next twelve months and continue its store growth after that time at a similar pace. Leases have been signed for two of the projected six locations. In addition, the Company has also been aggressively updating and remodeling its existing store base. This renovation program is expected to result in a majority of its stores having undergone some type of remodeling by the end of the next fiscal year. To date, approximately one-fourth of the Company's stores have experienced a major or minor remodeling since this program started.

Inventory Valuation
-------------------

         The Company uses the LIFO method of accounting for its inventories. Under this method, the cost of merchandise sold and reported in the financial statements approximates current cost. In computing its LIFO charge throughout the fiscal year, the Company uses an estimated inflation rate, which was one and one-half percent in Fiscal 1999 and two percent in Fiscal 1998. This estimated LIFO charge is adjusted at each year end based upon the actual weighted average inflation rate during the year.

Liquidity and Capital Resources
-------------------------------

         During the quarter, the Company terminated its existing banking relationship and entered into a new agreement with Bank Boston (the "Agreement"). The Agreement allows for revolving borrowings of up to $100,000,000, depending upon available collateral, and expires on October 31, 2003. The Agreement provides an approximately 60% advance rate against inventory collateral, a more favorable borrowing rate, and allows for greater flexibility with respect to financial covenants. In addition, the repurchase of bonds and stock and the payment of dividends are no longer prohibited although some restrictions apply. As of November 28, 1998, the Company had excess availability under its revolving credit agreement of $80,800,000. The Company believes that internally generated funds and borrowings available under its Agreement are sufficient to finance its current operations, store expansion and remodeling plans.

Year 2000
---------

         The Company has completed its assessment of the Information Technology-related (IT-related) systems for the Year 2000 issue. For IT-related systems, the Company's accounting software and AS400 applications are Year 2000 compliant. Processes which will not be compliant until the fourth quarter of the Company's current fiscal year (which ends in February 1999) include the pharmacy, payroll, and host merchandising systems, certain older personal computers, certain PC applications, vendor EDI documents and other applications. Processes which will not be compliant until the first quarter of the next fiscal year include the company's store register system (a new system is currently being implemented in all stores). The Company will complete its assessment of non-IT-related systems for Year 2000 compliance by the end of the fourth quarter of its current fiscal year. Major non-IT-related systems utilized by the Company include the telephone systems and store security systems, among others. If the Company determines that any non-IT- related systems are not Year 2000 compliant, it will be necessary to adjust the estimates of the cost of the Year 2000 remediation.

         The Company has surveyed and is working with its outside suppliers and software vendors related to Year 2000 compliance. As it relates to the major suppliers of the Company, some assurances related to Year 2000 readiness have been received but not all vendors have indicated that they will be compliant within the required time periods. Most of the external software companies that the company utilizes for pharmacy, merchandising, store register and accounting systems have provided the company with a certified Year 2000 compliant version of their respective products. Certain vendor certifications received were not valid, however, which has caused a brief delay in obtaining compliance objectives.

         The Company estimates that its Year 2000 effort is approximately 60% complete as of the end of November 1998 and will be 80% complete as of the end of February 1999. The Company's total estimate of Year 2000 compliance costs is projected to be $1,150,000, with $1,000,000 estimated to be incurred related to the purchase of hardware and software to be capitalized and $150,000 related to costs which will be expensed as incurred.

The Company expects to incur nearly all of its Year 2000 costs during its current fiscal year, and the majority of these costs have been incurred as of the end of the third quarter. Most of the costs are related to the hardware required to run the Year 2000 compliant version of the in-store pharmacy system which was required to be implemented approximately one year earlier than would otherwise have been necessary.

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

                           PART II - OTHER INFORMATION


Item 5.  Other Information

Stockholder Proposals
---------------------

         Proposals of stockholders intended to be presented at the Company's 1999 annual meeting of stockholders must be received at the Company's principal executive offices not later than January 20, 1999 in order to be included in the Company's proxy statement and form of proxy relating to the 1999 annual meeting.

         Pursuant to new amendments to Rule 14a-4(c) of the Securities Exchange Act 1934, as amended, if a stockholder who intends to present a proposal at the 1999 annual meeting of stockholders does not notify the Company of such proposal on or prior to April 5, 1999, then management proxies would be allowed to use their discretionary voting authority to vote on the proposal when the proposal is raised at the annual meeting, even though there is no discussion of the proposal in the 1999 proxy statement.

         Pursuant to the Company's Bylaws, proposals of stockholders intended to be presented at the Company's 1999 annual meeting of stockholders must be received by the Secretary of the Company at the Company's principal executive offices not later than the 60th day prior to the date of the annual meeting in order to be brought before the meeting. (Although, as stated above, the proposal must be received no later than January 20, 1999 in order to be included in the proxy statement relating to the 1999 annual meeting). The Company currently intends to hold the 1999 annual meeting of stockholders on June 23, 1999.


Item 6.  Exhibits and Reports

         10.  Material Contracts

              10.1  Loan and Security Agreement
                    BankBoston Retail Finance, Inc. and
                    Drug Emporium, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   DRUG EMPORIUM, INC.
                                            --------------------------------
                                                      (Registrant)


Date   1/6/99                               By    /s/  David L. Kriegel
     ----------                                -----------------------------
                                                  David L. Kriegel
                                                  Chairman
                                                  Chief Executive Officer

Date   1/6/99                               By    /s/ Michael P. Leach
     ----------                                -----------------------------
                                                  Michael P. Leach
                                                  Chief Financial Officer