Form 10-K405
period 1999-02-27
DRUG EMPORIUM INC
filed 1999-05-19
CIK 832922

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)
   [ x ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 27, 1999

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

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          At May 17, 1999 there were 13,191,285 shares of Drug Emporium common stock outstanding. The aggregate market value of shares of common stock held by non-affiliates of the Registrant as of May 17, 1999 was approximately $114,605,884 based on a closing price of $8.688 per share on Nasdaq National Market on such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

          Part II, Items 6., 7. and 8., and Part IV, Item 14. incorporate by reference portions of the Drug Emporium, Inc. Annual Report to Stockholders for the year ended February 27, 1999. Part III, Items 10., 11., 12., and 13. incorporate by reference portions of the Drug Emporium, Inc. Proxy Statement for the 1999 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, the Drug Emporium, Inc. Annual Report to Stockholders for the year ended February 27, 1999 is not deemed filed as part of this report.

ITEM 1.  BUSINESS

INTRODUCTION

          In 1977, the first Drug Emporium store was opened in Columbus, Ohio. As of February 27, 1999, the Company operates 141 company-owned stores, known as Drug Emporium, F&M Super Drug Stores and Vix Drug Stores. In addition to the Company-owned stores, as of February 27, 1999, there are 52 franchise stores. The accompanying financial statements include only amounts related to company-owned stores. The stores specialize in discount-priced merchandise, including health and beauty aids, vitamins, cosmetics, greeting cards and pharmacy. Drug Emporium also operates DrugEmporium.com, an online drug store selling competitively priced health and beauty aids, cosmetics, vitamins and prescription drugs. DrugEmporium.com is an independent division of the Company that operates with key organizational and customer links to Drug Emporium, Inc.

          The Company's common stock trades on the Nasdaq National Market under the symbol DEMP. As of February 27, 1999, there were 13,185,785 shares outstanding. Drug Emporium's 7-3/4% convertible subordinated debentures, due October 1, 2014, are traded on the Nasdaq National Market under the symbol DEMPG.


STORE OPERATIONS

          Company stores range in size from 18,000 to 49,000 square feet, with a typical store having approximately 27,000 square feet, including retail selling space and storage space in the rear of each store. Retail selling space on average accounts for 80% of each store's total square footage.

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

          The Company's stores are located primarily in shopping centers on major commercial thoroughfares. The capital expenditure required to fixture and equip a new store averages $350,000. Pre-opening expenses, including salaries and promotional expenses, average $75,000 per store, and each store requires approximately $1,200,000 in initial inventory.

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

          Most stores are open seven days a week for a total of 84 hours per week. In addition, the Company operates a total of twenty-six 24-hour stores. Each store has a similar layout, generally with the pharmacy located in the rear of the store. Company stores accept payment in cash, check or credit card and from third-party providers.

          The table set forth below lists the 193 Company-owned and franchise Drug Emporium stores by market as of February 27, 1999:

              COMPANY-OWNED:
              --------------
              Philadelphia, PA . . . . . . . . . . . . . . . . . .  28
              Columbus, Cincinnati and Dayton, OH  . . . . . . . .  21
              Los Angeles, San Francisco and San Diego CA  . . . .  21
              Atlanta and Augusta, GA  . . . . . . . . . . . . . .  17

              Detroit, MI  . . . . . . . . . . . . . . . . . . . .  15
              Buffalo and Rochester, NY  . . . . . . . . . . . . .  12
              Baltimore, MD and Washington, DC . . . . . . . . . .   8
              Milwaukee, WI  . . . . . . . . . . . . . . . . . . .   6
              Louisville, KY . . . . . . . . . . . . . . . . . . .   4
              Minneapolis, MN  . . . . . . . . . . . . . . . . . .   4
              St. Louis, MO  . . . . . . . . . . . . . . . . . . .   4
              Oklahoma City, OK  . . . . . . . . . . . . . . . . .   1
                                                                   ---
                                                                   141

              INDEPENDENT FRANCHISES:
              -----------------------
              Dallas, Ft. Worth, TX  . . . . . . . . . . . . . . .  15
              Lafayette, Shreveport, LA, and Amarillo, Abilene,
               Denton, Longview, Lubbock, Tyler and Waco, TX,
               Little Rock, AR, and Wichita, KS  . . . . . . . . .  11
              San Antonio, Austin, TX  . . . . . . . . . . . . . .   5
              Charlotte, Raleigh, Durham, Concord, NC  . . . . . .   6
              Barboursville, Charleston, WV  . . . . . . . . . . .   4
              Independence and Kansas City, MO and
                Overland Park, KS  . . . . . . . . . . . . . . . .   3
              Virginia Beach, VA . . . . . . . . . . . . . . . . .   2
              Greensboro, Winston-Salem, NC  . . . . . . . . . . .   2
              Victoria, Brownsville, TX  . . . . . . . . . . . . .   2
              Morris Plains, NJ  . . . . . . . . . . . . . . . . .   1
              Union City, NJ   . . . . . . . . . . . . . . . . . .   1
                                                                    --
                                                                    52

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


FRANCHISE OPERATIONS

          Drug Emporium's franchise-store network consists of 52 stores. Drug Emporium maintains a Franchise Advisory Board designed to provide a forum to evaluate and discuss issues and concerns of the Company and its franchisees. Under its franchise system, the Company permits franchisees to operate Drug Emporium stores in a specific geographic area based on ADIs (areas of dominant influence of television signals). Prospective franchisees generally must make a minimum equity investment of $1,000,000 per store and establish an acceptable line of credit in the amount of $500,000 per store. The Company advises franchisees in site selection, store layout, and establishing purchasing and advertising policies.

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

          In addition, each franchisee must also spend at least 1% of gross sales for advertising. The current franchise agreement permits the Company to require that .6% of the 1% advertising expenditure be contributed to a national advertising program if such program is established by the Company.

          The Company may either open its own stores or allow other franchisees to open stores in a franchisee's territory outside a defined area for each existing store if the franchisee fails to comply with the development schedule agreed upon by the Company and the franchisee.

          Thirty-two franchise stores were sold or closed during Fiscal 1999.


ACQUISITION OF FRANCHISEES

          The Company, from time to time, has acquired or sought to acquire certain of its franchise operations. The Company's decision to pursue the acquisition of a franchisee is based on the Company's evaluation of the growth opportunities in a particular market, the impact the acquisition would have on earnings per share and the quality of the franchisee's existing management. Since 1983, the Company has acquired franchisees located in Los Angeles, Washington, D.C., Atlanta, Cincinnati, Milwaukee, Minneapolis, St. Louis, Charleston, S.C., Indianapolis, Orlando, Louisville, Oklahoma City, San Diego and Baton Rouge. The Company plans to evaluate future opportunities to acquire appropriate franchisees from time to time and may use cash or securities to pay for such acquisitions.

MERCHANDISING AND MARKETING

          The Company's merchandising goal is to provide customers with the widest available selection of health and beauty aids, cosmetics, prescription drugs and general merchandise at everyday low prices. The Company estimates that approximately 62% of a typical store's sales mix is health and beauty aids and general merchandise, 31% pharmacy items and 7% cosmetics.

          The Company is continuing to aggressively oversee strategies designed to lower the total cost of acquiring merchandise in order to continue to be competitive with other national and regional chain discounters. The Company is continuing to invest in and upgrade its electronic in-store scanning and backdoor receiving systems.

          During Fiscal 1999, the Company's primary pharmacy supplier and general merchandise distributor, McKesson Drug, accounted for over 35% of the Company's purchases. No other single vendor accounted for more than 10% of the Company's purchases. While the Company purchases from over 7,000 vendors, a majority of its business is conducted with approximately 500 vendors. The Company believes it is a significant customer for most of these 500 vendors.

          The Company advertises through the use of television, radio, newspaper and direct mail. Most advertising in Fiscal 1999 was print-based, utilizing newspaper tabloids running approximately twice per month. Point of sale advertising is also used. The Company's strategy of clustering stores within ADI markets is an important factor in maximizing the effectiveness of its advertising expenditures. The Company works with an advertising agency that coordinates advertising for the entire chain.

CUSTOMER SERVICE

          The Company believes that its commitment to customer service is an important ingredient of its success. The Company encourages its managers and other employees to be responsible to customers. The stores are designed to make products easily accessible. Store employees are trained to be friendly and helpful to customers.

COMPETITION

          The sale of deep discount health and beauty aids, cosmetics, vitamins and prescription drugs is highly competitive. The Company believes that the principal bases of competition in this market are price, product variety, service, site location and customer recognition. The Company also believes that there exist only a few similar companies, most of which are regional chains. The Company's stores compete not only with those similar companies but with numerous conventional drug stores with national or regional images, and also with supermarkets, mass merchants and category-specific discount stores. Many of the Company's supermarket, mass merchant and conventional drug store competitors have more outlets and substantially greater financial resources than the Company or have more convenient locations than Company stores. The Company believes that its prices are competitive and that it offers greater product variety and better service than its competitors. The Company also believes that the smaller size of its stores compared to the major discount competitors provides a better shopping experience and allows a better selection of sites in tight real estate markets that exist in some major cities. The Company's ability to expand successfully into new markets is especially sensitive to the competitive factors in those markets.


DrugEmporium.Com

          In March 1997, the Company established an electronic commerce site on the internet with the URL DrugEmporium.com. This experimental site served as the foundation for the Company's current efforts to develop a superior online drug store, which will also be known as DrugEmporium.com. The new site, which is in development, will emphasize customer service, selection, price and convenience, and is expected to be fully operational during Fiscal 2000. The Company has established a separate subsidiary for its e-commerce drug store. In addition, the Company is in the process of establishing a separate capital structure for this online subsidiary in order to meet the significant capital requirements necessary to effectively compete in the online market.

          The Company has invested substantial resources to revamp the business processes around the site and those efforts are ongoing in nature. In addition, the Company has made material financial commitments related to its online drug store which will begin to take effect during the Company's second fiscal quarter. Although the Company expects to be able to fund the added costs through third party equity investments in its on-line subsidiary, there is no guarantee that this financing will be available. In the event financing is not available, the Company will be required to fund its e-commerce sight development and other related costs from its existing business. These start-up costs may negatively impact the overall operating results of the Company over at least the next several quarters.

EMPLOYEES AND TRAINING

          At February 27, 1999, the Company had a total of approximately 5,820 employees, both full-time and part-time, of which 164 were corporate staff personnel. None of the employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

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

          The prescription drug business is subject to the federal Food, Drug and Cosmetic Act, Drug Abuse Prevention and Control Act and Fair Packaging and Labeling Act relating to the content and labeling of drug products, comparable state statutes and state regulation regarding record keeping and licensing matters. These regulatory functions contain civil and criminal penalties for violations.

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

SERVICE MARKS

          The Company has obtained federal registrations for the service marks DRUG EMPORIUM, DRUG EMPORIUM and design, the Drug Emporium logo and DRUG EMPORIUM, INC. The marks DRUG EMPORIUM EXPRESS, SAVINGS SO BIG YOU NEED A SHOPPING CART (re-filed), EMPORIUM GOLD, DRUG EMPORIUM CONSUMER DIRECT, DE DIRECT (the words), DE DIRECT (STYLIZED) AND DE DIRECT (the design) are pending marks.

          The mark DRUG EMPORIUM and design has been registered in Arkansas, Minnesota, Nebraska, Wisconsin, Texas, West Virginia, New York, Nevada, Missouri, Kentucky, Indiana, California, Alabama, Kansas, New Jersey, South Carolina and North Carolina. DRUG EMPORIUM has been registered in Ohio, Florida, Wisconsin, Tennessee, New York and Maryland.

          The mark DRUG EMPORIUM and design has been registered in Mexico, Japan, France, Canada, Australia and the United Kingdom. SAVINGS SO BIG YOU NEED A SHOPPING CART is registered in Canada and Mexico and the Drug Emporium Logo is registered in Canada.

          Federal registration of a mark does not create new substantive rights to use the mark or to assert rights based on ownership, but it does provide additional remedies for the protection of the mark.

EXECUTIVE OFFICERS OF THE COMPANY

                                                                    Served as
Name:               Age:             Position:                    Officer Since:
-----               ----             ---------                    --------------
David L. Kriegel    53     Chairman of the Board, Chief Executive      1992
                           Officer, President and Director

A. Joel Arnold      63     Senior Vice President                       1995

Thomas H. Ziemke    56     Senior Vice President                       1998

Jane H. Lagusch     53     Vice President, Secretary                   1990

Michael P. Leach    29     Chief Financial Officer, Treasurer          1998

(1) Officers serve until their successors are chosen and are qualified subject to earlier removal by the board of directors, and subject to rights, if any, under employment contracts.

DAVID L. KRIEGEL
----------------

          Since December 1992, Mr. Kriegel has been the Chairman and Chief Executive Officer of the Company and since June of 1994 has been Chairman, Chief Executive Officer and President of the Company. Mr. Kriegel is Chairman and Chief Executive Officer of Kriegel Holding Company, Inc., a privately-owned corporation dealing with real estate and distribution. Prior to January 1993, Mr. Kriegel was Vice President of Cardinal Health, a division of Cardinal Distribution, Inc., a publicly-owned company. Mr. Kriegel is a Director of Tele Spectrum Worldwide, Inc., a publicly held company; an Advisory Board Member of Bank One, Ohio and a Trustee of Ohio Northern University.

A. JOEL ARNOLD
--------------

          Mr. Arnold was appointed to the office of Senior Vice President 1995. He is responsible for store operations, merchandising, pharmacy and loss control. He formerly held the position of Director of Merchandising and Operations in which he served for two years. A registered pharmacist, Mr. Arnold has 40 years' experience in the retail drug industry.

THOMAS H. ZIEMKE
----------------

          In March of 1998, Mr. Ziemke was appointed to the office of Senior Vice President with responsibility for marketing and purchasing. Mr. Ziemke has been associated with Drug Emporium since 1984 when he became the operator of the Los Angeles based Drug Emporium franchise. He became Vice President of Western Operations when the Company purchased the franchise in 1987 and served in that capacity until his promotion to Senior Vice President.

JANE H. LAGUSCH
---------------

          Mrs. Lagusch has been associated with the Company in various capacities since 1980 and has been an officer of the Company since 1986. She was appointed to her current position, Vice President and Secretary of the Company, in 1993. Mrs. Lagusch has responsibility for corporate administrative functions.

MICHAEL P. LEACH
----------------

          Since March 1998, Mr. Leach has served as Chief Financial Officer. Mr. Leach was previously Controller of the Company for approximately two years and is a Certified Public Accountant. Previous to joining Drug Emporium, Mr. Leach was employed by Ernst & Young LLP, the external auditors of the Company.

ITEM 2.  PROPERTIES
-------  ----------

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


ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

Nortex Drug Distributors, Inc. v. Drug Emporium, Inc., Case No. C2-93-767, filed August 6, 1993 in the United States District Court, Southern District of Ohio, Eastern Division, was dismissed during Fiscal 1999, as a result of the parties reaching a confidential settlement agreement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         Not applicable.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------  ---------------------------------------------------------------------

          The Company's common stock is traded on the Nasdaq National Market under the symbol DEMP. The following table sets forth, for the quarterly periods shown, the high and low sale price per share as reported on the Nasdaq National
Market:

     Fiscal Quarter Ended                   High                          Low
--------------------------------------------------------------------------------
May 31, 1997                               $5.500                       $4.125
August 30, 1997                            $5.313                       $4.000
November 29, 1997                          $4.750                       $3.750
February 28, 1998                          $5.375                       $3.875

May 30, 1998                               $4.563                       $3.813
August 29, 1998                            $4.813                       $3.750
November 28, 1998                          $4.688                       $3.188
February 27, 1999                          $8.688                       $4.125

          The Company paid no dividends in Fiscal 1999 or 1998.

          At April 26, 1999 the Company had approximately 4,200 beneficial owners of its common stock.


ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

          The information required by this Item 6 is incorporated by reference from page 6 of the Drug Emporium, Inc. Annual Report to Stockholders for the year ended February 27, 1999.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

          The information required by this Item 7 is incorporated by reference from pages 7 through 10 of the Drug Emporium, Inc. Annual Report to Stockholders for the year ended February 27, 1999.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

          The information required by this Item 8 is incorporated by reference from pages 11 through 18 of the Drug Emporium, Inc. Annual Report to Stockholders for the year ended February 27, 1999.

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

          *


* Reference is made to information under the captions "Election of Directors," "Executive Compensation," "Security Ownership of Certain Beneficial Owners and Management," and "Compensation Committee Interlocks and Insider Participation," in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 23, 1999. The Company will mail its definitive proxy statement to stockholders on or about May 21, 1999.



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------  ---------------------------------------------------------------

(a)(1)    Financial Statements
          --------------------

          The following Consolidated Financial Statements of Drug Emporium, Inc. are incorporated by reference in Item 8 from the pages set forth below of the Drug Emporium, Inc. Annual Report to Stockholders for the year ended February 27, 1999.

                                                                   Page Nos. of
                                                                   Annual Report
                                                                   -------------
          Consolidated Balance Sheets as of February 27, 1999
          and February 28, 1998                                         11
          Consolidated Statements of Operations for each of
          the Three Fiscal Years in the Period Ended
          February 27, 1999                                             12
          Consolidated Statements of Shareholders' Equity for
          each of the Three Fiscal Years in the Period Ended
          February 27, 1999                                             12
          Consolidated Statements of Cash Flows for each of
          the Three Fiscal Years in the Period Ended
          February 27, 1999                                             13
          Notes to Consolidated Financial Statements                  14-18
          Report of Independent Auditors                                19


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

                    10.10 Loan and Security Agreement dated as of October 28, 1998, between Drug Emporium, Inc. and BankBoston Retail Finance, (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the period ended November 28, 1998)

                    10.11 Employment contract dated March 11, 1993 between David L. Kriegel and Drug Emporium, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1993) **

                    10.12 Drug Emporium, Inc. 1993 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1993) **

                    10.13 Drug Emporium, Inc. 1993 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit
                              10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1993) **

                    10.15 Amendment dated December 2, 1997 to Employment Agreement made March 11, 1993, by and between Drug Emporium, Inc. and David L. Kriegel (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998) **

                    10.16 Form of Employment Security Agreements between Drug Emporium, Inc. and each of A. Joel Arnold, Jane H. Lagusch and Timothy S. McCord, dated December 2, 1997 (incorporated by reference to
                              Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28,
                              1998) **

                    10.17 Form of Severance Compensation Agreement between Drug Emporium, Inc. and each of Michael P. Leach and Lee Pfrogner, dated November 17, 1997 (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998) **

                    10.18 Consulting Agreement dated December 2, 1997, between David L. Kriegel and Drug Emporium,
                              Inc. (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998) **

          (11)      Statement re Computation of Per Share Earnings
                    ----------------------------------------------

                    11.1 Computation of Per Share Earnings is readily computable from information disclosed in the financial statements and therefore is not included as a separate exhibit.

         *(13)      Annual Report to Security Holders, Form 10Q or Quarterly
                    --------------------------------------------------------
                      Report to Security Holders
                      --------------------------

                    13.1 Annual Report to Stockholders for Fiscal Year Ended February 27, 1999 (limited to those portions incorporated herein).

         *(21)      Subsidiaries of Registrant
                    --------------------------

                    21.1 The Company has the following wholly-owned subsidiaries:

                                                              State of
                          Name                             Incorporation
              ------------------------------------------------------------------
              Drug Emporium Express, Inc.                     Delaware
              D.E. Michigan Management Co.                    Delaware
              Drug Emporium of Michigan, Inc.                 Delaware
              Drug Emporium of Maryland, Inc.                 Delaware
              Emporium Venture, Inc.                            Ohio
              Houston Venture, Inc.                             Ohio
              RJR Drug Distributors Inc.                      Delaware
              DrugEmporium.com, Inc.                          Delaware

          *(23)     Consent of Experts
                    ------------------

                    23.1      Consent of Ernst & Young LLP

          *(27)     Financial Data Schedule
                    -----------------------

                    27.1      Financial Data Schedule of the Company

          *Included with this Annual Report on Form 10-K
          **Compensatory plans, contracts or agreements

(b)       Reports on Form 8-10
          --------------------

          None.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DRUG EMPORIUM, INC.
                                        (Registrant)

Date:  May 19, 1999                     By: /s/ David L. Kriegel
-------------------                         ---------------------
                                        David L. Kriegel
                                        President


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date:  May 19, 1999
-------------------


/s/ Michael P. Leach                       /s/ David L. Kriegel
------------------------------------       ------------------------------------
Michael P. Leach                           David L. Kriegel
Chief Financial Officer                    Chief Executive Officer and Director


                                           /s/ Walter E. Sinterman
                                           ------------------------------------
                                           Walter E. Sinterman
                                           Director


                                           /s/ William Sweet, Jr.
                                           ------------------------------------
                                           William Sweet, Jr.
                                           Director


                                           /s/ Wesley Wright
                                           ------------------------------------
                                           Wesley Wright
                                           Director