Form 10-Q
period 1999-05-29
DRUG EMPORIUM INC
filed 1999-06-23
CIK 832922

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED May 29, 1999 OR
                        ------------

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________________ TO ___________________


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


                             Yes X       No
                                ---        ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

        Class                            Outstanding  at  May  29, 1999
-----------------------------                             -------------
Common Stock, $ .10 par value                 13,192,285  shares
                                              ------------

                                      INDEX

                               DRUG EMPORIUM, INC.

PART  I. FINANCIAL INFORMATION                             Page No.
------------------------------                             --------


         Item 1.  Financial Statements (Unaudited)


                  Consolidated Balance Sheets .......................  3


                  Consolidated Statements of Operations .............  4


                  Consolidated Statements of Cash Flows .............  5


                  Notes to Consolidated Financial Statements ........  6-7


         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations .....  8-11



PART II. OTHER INFORMATION
--------------------------



         Item 5.   Other Information ................................  12

         Item 6.  Exhibits and Reports ..............................  12



SIGNATURES ..........................................................  13

                               DRUG EMPORIUM, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands Except Share Data)

                                                               May 29, 1999  February 27, 1999
                                                               ------------  -----------------
                                                                (Unaudited)      (Audited)
ASSETS
Current assets:
  Cash and cash equivalents .............................        $    701        $    893
  Accounts receivable ...................................          21,848          18,323
  Inventories, net of LIFO reserve of $23.5 .............         168,135         164,789
      million and $22.8 million at May 29, 1999
      and February 27, 1999, respectively ...............
  Other .................................................           4,019           2,319
                                                                 --------        --------
          Total current assets ..........................         194,703         186,324

Property and equipment, net .............................          30,121          30,708

Goodwill ................................................           9,991          10,237

Other assets ............................................           3,745           3,420
                                                                 --------        --------

           Total assets .................................        $238,560        $230,689
                                                                 ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Revolving credit line ..............................        $ 47,532        $ 15,106
     Accounts payable ...................................          58,563          80,393
     Accrued liabilities ................................          19,120          22,047
     Deferred income ....................................           4,024           3,904
     Current maturities of long-term debt ...............             242             242
                                                                 --------        --------
            Total current liabilities ...................         129,481         121,692

Deferred  rent ..........................................           3,708           3,850

Convertible subordinated debt ...........................          49,421          49,421
Long-term debt, other ...................................             464             504
                                                                 --------        --------
             Total long-term debt .......................          49,885          49,925

Shareholders' equity:
  Preferred stock, authorized 2,000,000
      Shares, none issued ...............................              --              --
  Common stock, stated value $.10 per share,
      authorized 28,000,000, issued and
      outstanding 13,192,285 at May 29, 1999
      and 13,179,785 at February 27, 1999 ...............           1,319           1,319
  Additional paid-in capital ............................          32,195          32,155
  Retained earnings .....................................          21,972          21,748
                                                                 --------        --------
           Total shareholders' equity ...................          55,486          55,222
                                                                 --------        --------
           Total liabilities and shareholders' equity ...        $238,560        $230,689
                                                                 ========        ========

See accompanying notes.

                               DRUG EMPORIUM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited) (In thousands, except per-share data)

                                                             Three Months Ended
                                                             ------------------
                                                         May 29, 1999    May 30, 1998
                                                         ------------    ------------

Net sales .........................................        $226,212        $209,172

Cost of sales .....................................         177,421         165,543
                                                           --------        --------
    Gross Margin ..................................          48,791          43,629

Selling, administrative and occupancy expenses ....          46,694          40,762

Interest expense, net .............................           1,724           1,566
                                                           --------        --------

Income before provision for income taxes ..........             373           1,301

Provision for  income taxes .......................             149             573
                                                           --------        --------

Net income ........................................        $    224        $    728
                                                           ========        ========


Earnings per common share:
  Basic ...........................................        $    .02        $    .06
                                                           ========        ========

  Diluted .........................................        $    .02        $    .06
                                                           ========        ========

Weighted average number of
Common shares outstanding:
  Basic ...........................................          13,189          13,180
                                                           ========        ========

  Diluted .........................................          13,387          13,189
                                                           ========        ========

Supplementary information:
   LIFO provision included in cost of sales .......        $    720        $    650
                                                           ========        ========

See accompanying notes.

                               DRUG EMPORIUM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited) (In thousands)

                                                                       Three Months Ended
                                                                       ------------------
                                                                   May 29, 1999     May 30, 1998
                                                                   ------------     ------------

Operating activities:
   Net income ...............................................        $    224         $    728
   Adjustments  to reconcile to cash  provided by (used in)
   Operations:
       Depreciation and amortization ........................           2,373            1,838
       LIFO provision .......................................             720              650

  Cash provided by (used for) current assets and liabilities:
       Accounts payable and accrued liabilities .............         (24,752)           3,693
       Accounts receivable ..................................          (3,525)           5,047
       Inventories at current cost ..........................          (4,066)          (7,978)
       Other ................................................          (2,291)            (782)
                                                                     --------         --------
  Net cash provided by (used in) operating activities .......         (31,317)           3,196

Investing activities:
  Purchase of property and equipment, net ...................          (1,301)            (934)
                                                                     --------         --------
  Net cash used in investing activities .....................          (1,301)            (934)

Financing activities:
   Net borrowings (repayments) under revolving
       Credit line ..........................................          32,426           (1,400)
   Net repayments on term debt and other ....................               0             (852)
                                                                     --------         --------
   Net cash provided by (used in) financing activities ......          32,426           (2,252)
                                                                     --------         --------

Increase (decrease) in cash and cash
   Equivalents ..............................................            (192)              10

Cash and cash equivalents, beginning of period ..............             893              783
                                                                     --------         --------

Cash and cash equivalents, end of period ....................        $    701         $    793
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

                                                      (Unaudited) (In thousands, except per share data)
                                                                       Three Months Ended
                                                                       ------------------
                                                                May 29, 1999   May  30, 1998
                                                                ------------   ---  --------
        Numerator:
           Net income and numerator for basic earnings per
           Share - income available to common
           Stockholders ..................................        $   224        $   728

           Effect of dilutive securities:
               7.75% convertible
               debentures ................................             --             --

           Numerator for diluted earnings
           Per share - income available to
           Common stockholders after
           Assumed conversions ...........................        $   224        $   728

        Denominator:
           Denominator for basic earnings per share -
           Weighted-average shares .......................         13,189         13,180

           Effect of dilutive securities:
               Employee stock options(1) .................            198              9
               7.75% convertible debentures(2) ...........             --             --

          Denominator for diluted earnings per share -
            Adjusted weighted-average shares and assumed
            Conversions ..................................         13,387         13,189

        Basic earnings per share .........................        $   .02        $   .06
        Diluted earnings per share .......................        $   .02        $   .06

(1) Additional options to purchase shares of common stock were outstanding during each period but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares and therefore, the effect would be antidilutive.
(2) The effect of the 7.75% convertible debentures is antidilutive and thus excluded in the calculation of diluted earnings per share.

                               DRUG EMPORIUM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)


         4. In March 1997, the Company established an electronic commerce site on the internet with the URL DrugEmporium.com. This site served as the foundation for the Company's current efforts to develop a new superior online drug store, which will also be known as DrugEmporium.com. The new site, which is in development, is expected to be fully operational during the second quarter of Fiscal 2000. The Company has invested substantial resources to revamp the business processes around the site and those efforts are ongoing in nature. In addition, during the first quarter of Fiscal 2000, the Company made material financial commitments related to its online drug store which will begin to take effect during the Company's second fiscal quarter. Future commitments relating to advertising, site hosting and maintenance, and development costs total approximately $9.0 million, with terms ranging from 12 to 24 months commencing during the second quarter.

         5. The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10Q and consequently do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Company's Form 10-K for the fiscal year ended February 27, 1999 (File No. 0-16998) for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

         The following table sets forth selected items derived from the Company's consolidated statements of operations expressed as a percentage of net sales for the periods indicated.


                                                   Three Months Ended
                                             May 29, 1999       May 30, 1998
                                             -------------------------------

        Net  sales (in  thousands) .....     $   226,212         $   209,172
                                             ===========         ===========

        Gross  margin ..................           21.57%              20.86%

        Selling, administrative and
             Occupancy expenses ........           20.64%              19.49%
                                             -----------         -----------

        Operating  income ..............             .93%               1.37%


         First quarter sales increased 8.1% to $226.2 million in the current year from $209.2 million in the prior year period. The increase is the result of the addition of the twelve Vix Stores purchased in February 1999 and a .3% increase in same store sales, partially offset by the closure of six under-performing stores.

         During the quarter, the Company's gross margin improved .7% over the prior year period as a result of higher non-pharmacy margins and stable pharmacy margins. The increase in non-pharmacy margins is related to higher selling gross margins and higher vendor rebate income. Gross margins for the remainder of fiscal 2000 are expected to continue to show improvement over the prior year periods. These improvements are not likely to be as large as the first quarter, however, as the Company intensifies its advertising program.

         Higher payroll and depreciation costs combined with lower franchise fee income caused net income to decline in the quarter relative to the prior year. Payroll costs in the quarter were higher than the prior year period due to increased costs relating to e-commerce, the integration of the Vix stores and employee benefits. Other than e-commerce costs, the increased payroll costs were primarily related to one-time events and should not impact future quarters. Depreciation and amortization was higher due to the addition of goodwill amortization related to the Vix purchase and the impact of the Company's store remodeling and technology development initiatives. Franchise fees were lower by
 .4% of sales as a result of a reduction in the number of franchise stores, due to the sale of the Seattle franchise in the second quarter of Fiscal 1999 and the closure of three franchise stores in the Kansas City area. The Company has several technology-related initiatives underway to cut operating costs, including the implementation of a Wide Area Network to lower communications and mail costs and a program to cut bad check losses.

         The following table lists corporately-owned stores openings and store closing through the first quarter ended May 29, 1999 and the similar prior year period.

                                               Three Months Ended
                                           May 29, 1999    May 30, 1998
                                           ------------    ------------


        Number of stores at
            Beginning of period .......           141          135

        Stores opened or acquired .....             1            0

        Stores closed or sold .........            (2)          (1)
                                                 ----         ----

        Total stores at end of period .           140          134
                                                 ====         ====


Store Growth and Remodels
-------------------------

         The Company has plans to open approximately five new stores in the next twelve months and continue its store growth after that time at a similar pace. Leases have been signed for one of the projected five locations. In addition, the Company has also been aggressively updating and remodeling its existing store base. This renovation program is expected to result in a majority of its stores having undergone some type of remodeling by the end of the current fiscal year. To date, approximately one-third of the Company's stores have experienced a major or minor remodeling since this program started.

Inventory Valuation
-------------------

         The Company uses the LIFO method of accounting for its inventories. Under this method, the cost of merchandise sold and reported in the financial statements approximates current cost. In computing its LIFO charge throughout the fiscal year, the Company uses an estimated inflation rate, which was one and one-half percent in both Fiscal 1999 and Fiscal 2000. This estimated LIFO charge is adjusted at each year end based upon the actual weighted average inflation rate during the year.

Liquidity and Capital Resources
-------------------------------

         The Company has a bank credit agreement (the "Agreement") which governs its borrowings under its bank credit facilities. As of May 29, 1999, the Company's credit facility consisted of outstanding borrowings of $47.5 million, leaving $52.5 million available and unused as of that date. Significant items impacting availability from year end level of $84.9 million include a $24 million routine vendor payment made shortly after year end and the ending of a pharmacy receivables prefunding relationship with McKesson.

         The Company's EBITDA remained stable during the first quarter of Fiscal 2000 at $5.2 million versus $5.3 million in the prior year. The Company believes that internally generated funds and borrowings available under its Agreement are sufficient to finance its current operations.

DrugEmporium.Com
----------------

         In March 1997, the Company established an electronic commerce site on the internet with the URL DrugEmporium.com. This site served as the foundation for the Company's current efforts to develop a superior online drug store, which will also be known as DrugEmporium.com. The new site, which is in development, will emphasize customer service, selection, price and convenience, and is expected to be fully operational during the second quarter of Fiscal 2000. The Company has established a separate subsidiary for its e-commerce drug store. In addition, the Company is in the process of establishing a separate capital structure for this online subsidiary in order to meet the significant capital requirements necessary to effectively compete in the online market.

         The Company has invested substantial resources to revamp the business processes around the site and those efforts are ongoing in nature. In addition, the Company has made material financial commitments related to its online drug store which will begin to take effect during the Company's second fiscal quarter. Although the Company expects to be able to fund the added costs through third party equity investments in its on-line subsidiary, there is no guarantee that this financing will be available. In the event financing is not available, the Company will be required to fund its e-commerce site development and other related costs from its existing business.

         E-commerce start-up costs may negatively impact the overall operating results of the Company over at least the next several quarters. To date, the Company has contributed approximately $1.2 million in cash for site development costs, of which $1.1 million was capitalized and $.1 million was expensed, in the first quarter of Fiscal 2000. In addition, the Company has made future commitments relating to advertising, site hosting and maintenance, and development costs totaling approximately $9.0 million, with terms ranging from 12 to 24 months, commencing during the second quarter.

Year 2000
---------

         The Company has completed its assessment of the Information Technology-related (IT-related) systems for the Year 2000 issue. For IT-related systems, the Company's accounting software and AS400 applications are Year 2000 compliant. The Company is finalizing implementation of Year 2000 solutions in its host merchandising systems, store register systems, vendor EDI documents and other applications. These applications are expected to be compliant by the end of June 1999. The Company has completed the majority of its assessment of non-IT-related systems for Year 2000 compliance. A limited number of non-IT-related systems are not Year 2000 compliant, and are expected to be upgraded by the end of June 1999.

         The Company has surveyed and is working with its outside suppliers and software vendors related to Year 2000 compliance. The external software companies that the Company utilizes for pharmacy, merchandising, store register and accounting systems have provided the company with a Year 2000 compliant version of their respective products. The Company estimates that its Year 2000 effort is approximately 85 percent complete as of the end of May 1999 and will be substantially completed as of the end of June 1999. The Company's total estimate of Year 2000 compliance costs is projected to be $1,400,000, with $1,250,000 estimated to be incurred related to the purchase of hardware and software to be capitalized and $150,000 related to costs which will be expensed as incurred. The Company incurred the majority of its Year 2000 costs during Fiscal 1999. Most of the costs were related to the hardware required to run the Year 2000 compliant version of the in-store pharmacy system which was required to be implemented approximately one year earlier than would otherwise have been necessary.

         The Company is currently developing a contingency plan in the event of any systems not being Year 2000 compliant. If the Company does not become Year 2000 compliant in a timely manner, the Year 2000 issue could have a material impact on the operations of the Company by impairing its ability to process customer transactions, order and pay for merchandise for sale, and perform certain other functions. In addition, although the Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues and the Company has received assurances regarding these issues from some (but not all) of its vendors, there is no guarantee that these third party systems will be compliant. Any such non-compliance could have a material adverse effect on the Company. For example, if some of the Company's merchandise vendors are not Year 2000 compliant it could impact the ability of the Company to procure merchandise from those vendors.

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

Forward-Looking Statements
--------------------------

         Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, except for historical information contained herein, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements are based on the current expectations of management and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, but are not limited to the high level of competition as to price and selection from a variety of sources, possible further downward pressure on pharmacy margins from managed care networks, the Company's ability to economically eliminate under-performing stores, the Company's ability to identify and address all Year 2000 issues, the competitive environment of the on-line drugstore industry, the ability of the company to secure and maintain key contracts, relationships and financing related to its on-line store, technical issues related to the development of the web site and general economic conditions.

PART II  -  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              DRUG EMPORIUM, INC.
                                           ---------------------------
                                                 (Registrant)







Date: June  22, 1999                      By /s/  David L. Kriegel
      ------------------                     -------------------------
                                                  David L. Kriegel
                                                  Chairman
                                                  Chief Executive Officer


Date: June  22, 1999                      By /s/  Michael P. Leach
      ------------------                     -------------------------
                                                  Michael P. Leach
                                                  Chief Financial Officer