Form 10-Q
period 1999-08-28
DRUG EMPORIUM INC
filed 1999-10-08
CIK 832922

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                  August 28, 1999   OR
                  ---------------

         (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________________ TO ___________________


                  Commission File Number    0-16998
                                            -------

                               DRUG EMPORIUM, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                                                        31-1064888
-------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of                                                        (I.R.S. Employer
  incorporation or organization                                                       Identification No.)


-------------------------------------------------------------------------------------------------------------------
155 Hidden Ravines Drive, Powell, Ohio                                                     43065
(Address of principal executive offices)                                                (Zip Code)


Registrant's telephone number, including area code                                     (740) 548-7080
-------------------------------------------------------------------------------------------------------------------




-------------------------------------------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                Yes        X              No ____
                                         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

          Class                              Outstanding at August 28, 1999
-----------------------------                ------------------------------
Common Stock, $ .10 par value                       13,193,285  shares
                                                    ------------------

                                      INDEX

                               DRUG EMPORIUM, INC.

PART I. FINANCIAL INFORMATION                                                           Page No.
-----------------------------                                                           --------

         Item 1.  Financial Statements (Unaudited)


                  Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . .3


                  Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . .4


                  Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . .5


                  Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . .6-7


         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations . . . . . . . . . . . . . . .8-11



PART II. OTHER INFORMATION
--------------------------


         Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

         Item 6.  Exhibits and Reports . . . . . . . . . . . . . . . . . . . . . . . . . . . 12



SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

                               DRUG EMPORIUM, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands Except Share Data)

                                                        August 28, 1999    February 27, 1999
                                                        ---------------    -----------------
                                                          (Unaudited)          (Audited)
ASSETS
Current assets:
  Cash and cash equivalents .........................   $            722   $            893
  Accounts receivable ...............................             33,940             18,323
  Inventories, net of LIFO reserve of $24.2 .........            171,106            164,789
      million and $22.8 million at August 28, 1999
      and February 27, 1999, respectively
  Other .............................................              2,249              2,319
                                                        ----------------   ----------------
          Total current assets ......................            208,017            186,324

Property and equipment, net .........................             30,497             30,708

Goodwill ............................................              9,744             10,237

Other assets ........................................              4,783              3,420
                                                        ----------------   ----------------

           Total assets .............................   $        253,041   $        230,689
                                                        ================   ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Revolving credit line ..........................   $         55,506   $         15,106
     Accounts payable ...............................             69,739             80,393
     Accrued liabilities ............................             16,260             22,047
     Deferred income ................................              3,122              3,904
     Current maturities of long-term  debt ..........                242                242
                                                        ----------------   ----------------
            Total current liabilities ...............            144,869            121,692

Deferred rent .......................................              3,682              3,850

Convertible subordinated debt .......................             49,421             49,421
Long-term debt, other ...............................                384                504
                                                        ----------------   ----------------
             Total long-term debt ...................             49,805             49,925

Shareholders' equity:
  Preferred stock, authorized 2,000,000
      Shares, none issued ...........................               --                 --
  Common stock, stated value $.10 per share,
      Authorized 28,000,000, issued and
      outstanding 13,193,285 at August 28, 1999
      and 13,185,785 at February 27, 1999 ...........              1,320              1,319
  Additional paid-in capital ........................             32,199             32,155
  Retained earnings .................................             21,166             21,748
                                                        ----------------   ----------------
           Total shareholders' equity ...............             54,685             55,222
                                                        ----------------   ----------------

           Total liabilities and shareholders' equity   $        253,041   $        230,689
                                                        ================   ================

See accompanying notes.

                               DRUG EMPORIUM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited) (In thousands, except per-share data)

                                        Three Months Ended          Six Months Ended
                                        ------------------          ----------------
                                    August 28,    August 29,    August 28,   August 29,
                                       1999          1998          1999          1998
                                    ----------    ----------    ----------    ----------

Net sales .......................   $  223,146    $  204,845    $  449,358    $  414,017
Cost of sales ...................      173,796       162,275       351,217       327,818
                                    ----------    ----------    ----------    ----------
     Gross Margin ...............       49,350        42,570        98,141        86,199

Selling, administrative and
  Occupancy expenses ............       48,854        42,486        95,548        83,248

Special charges (credits) .......            0        (6,760)            0        (6,760)

Interest expense, net ...........        1,838         1,361         3,562         2,927
                                    ----------    ----------    ----------    ----------

Income (loss) before
     provision for income
     taxes ......................       (1,342)        5,483          (969)        6,784

Provision (benefit) for
     income taxes ...............         (536)        2,197          (387)        2,770
                                    ----------    ----------    ----------    ----------

Net income (loss) ...............   ($     806)   $    3,286    ($     582)   $    4,014
                                    ==========    ==========    ==========    ==========


Earnings (loss) per common share:
  Basic .........................   ($     .06)   $      .25    ($     .04)   $      .30
                                    ==========    ==========    ==========    ==========

  Diluted .......................   ($     .06)   $      .24    ($     .04)   $      .30
                                    ==========    ==========    ==========    ==========

Weighted average number of
Common shares outstanding:
  Basic .........................       13,193        13,180        13,191        13,180
                                    ==========    ==========    ==========    ==========

  Diluted .......................       13,193        16,408        13,191        13,189
                                    ==========    ==========    ==========    ==========

Supplementary information:
  LIFO provision included
     in cost of sales ...........   $      720    $      650    $    1,440    $    1,300
                                    ==========    ==========    ==========    ==========

See accompanying notes.

                              DRUG EMPORIUM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited) (In thousands)

                                                                                   Six Months Ended
                                                                                   ----------------
                                                                        August 28, 1999     August 29, 1998
                                                                       -----------------    ----------------

Operating activities:
   Net income (loss) ................................................   ($           582)   $          4,014
   Adjustments to reconcile to cash provided by (used in) Operations:
       Depreciation and amortization ................................              4,802               4,861
       LIFO provision ...............................................              1,440               1,300

  Cash provided by (used for) current assets and liabilities:
       Accounts payable and accrued liabilities .....................            (17,338)             (1,243)
       Accounts receivable ..........................................            (15,617)              5,865
       Inventories at current cost ..................................             (7,757)              5,568
       Other ........................................................             (1,947)               (981)
                                                                        ----------------    ----------------
  Net cash provided by (used in) operating activities ...............            (36,999)             19,384

Investing activities:
  Purchase of property and equipment, net ...........................             (3,497)             (2,254)
                                                                        ----------------    ----------------
  Net cash used in investing activities .............................             (3,497)             (2,254)

Financing activities:
   Net borrowings (repayments) under revolving
       credit line ..................................................             40,400             (15,400)
   Net repayments on term debt and other ............................                (75)             (1,719)
                                                                        ----------------    ----------------
   Net cash provided by (used in) financing activities ..............             40,325             (17,119)
                                                                        ----------------    ----------------

Increase (decrease) in cash and cash
   equivalents ......................................................               (171)                 11

Cash and cash equivalents, beginning of period ......................                893                 783
                                                                        ----------------    ----------------

Cash and cash equivalents, end of period ............................   $            722    $            794
                                                                        ================    ================

See accompanying notes.

                               DRUG EMPORIUM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying unaudited consolidated financial statements include the accounts of Drug Emporium, Inc. and subsidiaries. The information furnished reflects all adjustments, which are, in the opinion of management, necessary to fairly present the consolidated financial position, results of operations and cash flows on a consistent basis.

2. The Company's cost of sales is computed using the gross profit method. The gross profit percentage used is validated by physical inventories conducted twice a year primarily in the second and fourth quarters and the actual results of the LIFO calculations in the fourth quarter.

3. The following table sets forth the computation of basic and diluted earnings per share.

                                                                                 (Unaudited) (In thousands, except per share data)
                                                            Three Months Ended                     Six Months Ended
                                                  August 28, 1999      August 29, 1998    August 28, 1999    August 29, 1998
                                                  ----------------    ----------------   ----------------    ----------------
       Numerator:
          Net income (loss) and numerator
               for  basic earnings  per share -
              income (loss) available to
              common stockholders .............   ($           806)   $          3,286   ($           582)   $          4,014

          Effect of dilutive securities:
              7.75% convertible
              debentures ......................                 (A)                575                 (A)                 (A)
                                                  ----------------    ----------------   ----------------    ----------------

          Numerator for diluted earnings
              (loss) per share - income
              (loss) available to common
              stockholders after
              assumed  conversions ............   ($           806)   $          3,861   ($           582)   $          4,014
                                                  ================    ================   ================    ================

       Denominator:
          Denominator for basic earnings
          (loss) per share - Weighted-
          average shares ......................             13,193              13,180             13,191              13,180

          Effect of dilutive securities:
              Employee stock options ..........                 (B)                  8                 (B)                  9
              7.75% convertible
              debentures ......................                 (A)              3,220                 (A)                 (A)
                                                  ----------------    ----------------   ----------------    ----------------


        Denominator for diluted earnings
             (loss) per share - adjusted
             weighted-average shares and
             assumed conversions ..............             13,193              16,408             13,191              13,189
                                                  ================    ================   ================    ================

       Basic earnings  (loss) per share .......   ($           .06)   $            .25   ($           .04)   $            .30
                                                  ================    ================   ================    ================
       Diluted  earnings (loss) per share .....   ($           .06)   $            .24   ($           .04)   $            .30
                                                  ================    ================   ================    ================


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

                               DRUG EMPORIUM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)

4. In March 1997, the Company established an electronic commerce site on the Internet with the URL DrugEmporium.com. This site served as the foundation for the Company's current efforts to develop an online drug store, which will also be known as DrugEmporium.com. This redesigned site launched on August 30, 1999. The company has invested substantial resources to revamp the business processes around the site, and this effort is ongoing in nature. During the first and second quarters of Fiscal 2000, the company made material financial commitments related to its online drug store in the amount of $11.4 million. Included in this commitment amount are obligations totaling approximately $9.7 million for which the Company serves as guarantor. These commitments were for the purpose of financing, advertising, leasing and purchasing the resources necessary for the development and ongoing support of DrugEmporium.com, and have payment terms ranging from 12 to 36 months. The Company has incurred costs relating to DrugEmporium.com for development, advertising, site hosting, fulfillment, and systems maintenance during the second quarter which resulted in an expense of approximately $1.4 million on the Company's consolidated statements of operations.

5. During the prior year second quarter, the Company entered into an agreement with Western Drug Distributors, Inc., its franchise store operator in the Seattle and Portland area, to terminate Western's Franchise agreement related to the sale of Western Drug to Longs Drug Stores of Walnut Creek, California. The Company's agreement with Western Drug provided for a one-time lump sum payment to Drug Emporium, Inc. of $15.4 million. Approximately $14.4 million of the payment was related to the buyout and is recorded as part of a special credit in the Company's statements of operations. The remaining amounts of the payment relate primarily to franchise fee receivables accrued in the normal course of business and reimbursements for legal costs and interest.

6. Also during the prior year quarter, the Company recorded special and nonrecurring charges of $9.4 million. The charges include a noncash component of $1.3 million to write down store equipment, fixtures and leasehold improvements at store locations to be closed, an accrual of $6.4 million to close seven underperforming store locations and record additional costs related to the Washington, D.C. area vacant store locations, and $1.7 million recorded as a component of gross margin due to store closure-related inventory liquidations and other inventory writedowns. The non-recurring inventory-related costs of the special charge have been recorded as a component of gross margin in accordance with Emerging Issues Task Force (EITF) Issue no. 96-9.

7. The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles. Reference should be made to the Company's Form 10-K for the fiscal year ended February 27, 1999 (File No. 0-16998) for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

         The following table sets forth selected items derived from the Company's consolidated statements of operations expressed as a percentage of net sales for the periods indicated.

                                        Three Months Ended                          Six Months Ended
                                        ------------------                          ----------------
                               August 28, 1999    August 29, 1998        August 28, 1999     August 29, 1998
                              ----------------    ----------------       ----------------    ----------------
                                                                  (Unaudited)

Net sales (in  thousands) .   $        223,146    $        204,845       $        449,358    $        414,017
                              ================    ================       ================    ================

Gross margin ..............               22.1%               21.6%(1)               21.8%               21.2%(1)

Selling, administrative and
     Occupancy expenses ...               21.9%               20.7%                  21.3%               20.1%
                              ----------------    ----------------       ----------------    ----------------

Operating income ..........                 .2%                 .9%(2)                 .6%                1.1%(2)
                              ================    ================       ================    ================

(1) Excluding nonrecurring store closure related inventory liquidations and other inventory writedowns of $1.7 million.

(2) Excluding the effects of (1) above and the $6.4 million and $1.3 million of special charges related to non-inventory store closure costs.

         Second quarter sales increased 8.9% to $223.1 million in the current year from $204.8 million in the prior year period. This increase is the result of the addition of twelve VIX Stores purchased in February 1999 as well as a 1.3% increase in same store sales.

         During the quarter, the Company's gross margin improved as a percent of sales over the prior year period. This increase resulted from a combination of slightly higher non-pharmacy margins, stable pharmacy margins, higher vendor rebate income and lower inventory shrink expense, partially offset by higher coupon expense versus the prior year period. Gross margins for the remainder of Fiscal 2000 are expected to remain at comparable levels.

         Higher payroll, professional fees, depreciation/amortization expense, and credit card fees combined with lower franchise fee revenue caused operating income to decline in the quarter relative to the prior year. Payroll costs for the quarter were higher resulting from increased payroll expense relating to the Company's E-commerce effort as well as higher benefits costs, both of which were expected. Higher professional fees were also the result of the Company's E-commerce effort, while higher depreciation/amortization expense was the result of goodwill related to the Vix acquisition and the Company's intensified store remodeling program along with other technology development initiatives, most notably the Company's point of sale upgrade project, wide area network communications project and its Year 2000 compliance project. Credit card fees, as expected, were higher for the quarter as a result of an interchange fee increase by both Visa and MasterCard that was put through earlier this year. Finally, franchise fee revenue was lower by .25% of sales as a result of the reduction in the number of franchise stores, resulting from both the sale of the Company's Seattle franchise in the second quarter of Fiscal 1999 and the closure of four franchise stores during the first six months of Fiscal 2000. The Company currently has a number of technology related initiatives underway to reduce operating costs, including the implementation of its Wide Area Network communications system, a program to reduce bad check losses, and an interactive voice response system to more efficiently process prescription orders.

DrugEmporium.Com
----------------

         In March 1997, the Company established an electronic commerce site on the Internet with the URL DrugEmporium.com. This site served as the foundation for the Company's current efforts to develop an online drug store, which will also be known as DrugEmporium.com. This redesigned site launched on August 30, 1999. The Company has invested substantial resources to revamp the business processes around the site, and this effort is ongoing in nature. During the first and second quarters of Fiscal 2000 the Company made material financial commitments in the amount of $11.4 million related to its online drug store. These commitments were for the purpose of financing, leasing and purchasing the resources necessary for the development and ongoing support of DrugEmporium.com, and have payment terms ranging from 12 to 36 months.

         The Company has incurred costs relating to DrugEmporium.com for development, advertising, site hosting, fulfillment, and systems maintenance during the second quarter which resulted in an expense of approximately $1.4 million on the Company's consolidated statements of operations. Although the Company expects to be able to fund these and future added costs through third party equity investments in DrugEmporium.com, there is no guarantee that this financing will be available. In the event financing is not secured, the Company will be required to fund all operating expenses relating to DrugEmporium.com from existing operations.

               In addition to the $1.4 million of DrugEmporium.com operating expenses funded by the Company year-to-date, the Company has also funded approximately $1.8 million in capital expenditures for DrugEmporium.com and also serves as the guarantor of certain obligations incurred by its online subsidiary for approximately $9.7 million.

Store Growth and Remodels
-------------------------

         The following table lists openings for corporately owned stores and store closings through the second quarter ended August 28, 1999 and the similar prior year period.

                                             Three Months Ended                      Six Months Ended
                                    August 28, 1999     August 29, 1998     August 28, 1999     August 29, 1998
                                    ----------------    ----------------    ----------------    ----------------
Number of stores at
    Beginning of period .........                140                 134                 141                 135

Stores opened or acquired .......                  1                   0                   2                   0

Stores closed or sold ...........                 (1)                 (1)                 (3)                 (2)
                                    ----------------    ----------------    ----------------    ----------------

Total stores at end of period ...                140                 133                 140                 133
                                    ================    ================    ================    ================

         The Company has plans to open approximately five new stores in the next twelve months and to continue its store growth after that time at a similar pace. In addition, the Company continues to aggressively execute its ongoing program to update and remodel its existing store base. To date, approximately forty percent of the Company's stores have experienced a major or minor remodeling since this program was started. During the second quarter, the Company focused its remodeling efforts on the twelve VIX stores acquired in February 1999.

Inventory Valuation
-------------------

         The Company uses the LIFO method of accounting for its inventories. Under this method, the cost of merchandise sold and reported in the financial statements approximates current cost. In computing its LIFO charge throughout the fiscal year, the Company uses an estimated inflation rate, which was one and one-half percent in both Fiscal 1999 and Fiscal 2000. This estimated LIFO charge is adjusted at each year-end based upon the actual weighted average inflation rate during the year.

Liquidity and Capital Resources
-------------------------------

         The Company has a bank credit agreement (the "Agreement") which governs its borrowings under its bank credit facilities. As of August 28, 1999, the Company's $100 million credit facility consisted of outstanding borrowings of $55.5 million. Significant items impacting the outstanding borrowings from the year-end level of $15.1 million include a scheduled $24 million vendor payment made shortly after year-end and the termination of the pharmacy accounts receivable pre-funding program with McKesson Pay Systems in June of this year which resulted in an increase of approximately $15 million in accounts receivable and a corresponding increase in the Company's revolving credit facility for the six-month period.

         EBITDA for the second quarter of fiscal 2000 was $3.6 million compared to $2.5 million for last year's comparable quarter. Excluding e-commerce costs, EBITDA was $5.0 million for the quarter. For the six-month period, EBITDA was $8.8 million as compared to $7.9 million in the previous year. Excluding e-commerce costs, EBITDA for fiscal 2000 was $10.2 million for the six-month period. The Company believes that internally generated funds, borrowings available under its Agreement, and the anticipated third party equity financing for DrugEmporium.com are sufficient to finance its current operations.

Year 2000
---------

         The Company has completed its assessment of the Information Technology-related (IT-related) systems for the Year 2000 issue. All IT-related systems, which include the Company's accounting software, AS400 applications, host merchandising systems, store point of sale systems, vendor EDI documents and other applications are Year 2000 compliant. The Company has completed the majority of its assessment of non-IT-related systems for Year 2000 compliance. A limited number of non-IT-related systems are not Year 2000 compliant, and are expected to be upgraded by the end of November 1999.

         The Company has surveyed and is working with its outside suppliers and software vendors related to Year 2000 compliance. The external software companies that the Company utilizes for pharmacy, merchandising, store point of sale, and accounting systems have provided the Company with a Year 2000 compliant version of their respective products. The Company's outside payroll processor is currently working with the Company to insure that a Year 2000 compliant version of its software will be in place no later than November 30, 1999. The Company estimates that its Year 2000 effort is approximately 90 percent complete as of the end of August 1999. The Company's total estimate of Year 2000 compliance costs is projected to be $1,400,000, with $1,250,000 estimated to be related to the purchase of hardware and software to be capitalized and $225,000 related to costs which will be expensed as incurred. The Company incurred the majority of its Year 2000 costs during Fiscal 1999. A majority of the costs were related to the hardware required to run the Year 2000 compliant version of the in-store pharmacy system which was required to be implemented approximately one year earlier than would otherwise have been necessary.

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

Item 5.  Other Information

         Drug Emporium, Inc. hereby reports information related to two management changes with the appointment of Michael P. Leach to the position of Chief Financial Officer of DrugEmporium.com and Terry L. Moore as Chief Financial Officer of Drug Emporium, Inc. as reported in the attached press release (Exhibit 99).

Item 6.  Exhibits and Reports

         10.  Material Contracts

                10.2  Amendment I to  Loan and Security Agreement
                      BankBoston Retail Finance, Inc. and Drug Emporium, Inc.

                10.3  Amendment II to Loan and Security Agreement
                      BankBoston Retail Finance, Inc. and Drug Emporium, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                         DRUG EMPORIUM, INC.
                                                             (Registrant)







Date: October 8, 1999                  By  /s/ David L. Kriegel
      ------------------------             -------------------------------------
                                           David L. Kriegel
                                           Chairman
                                           Chief Executive Officer


Date: October  8, 1999                 By  /s/ Terry L. Moore
      ------------------------             -------------------------------------
                                           Terry L. Moore
                                           Chief Financial Officer and Treasurer