Form 10-Q
period 1999-11-27
DRUG EMPORIUM INC
filed 2000-01-07
CIK 832922

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED November 27, 1999 OR

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


                             Yes   X         No
                                 -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

           Class                             Outstanding at November 27, 1999
-----------------------------                               -----------------
Common Stock, $ .10 par value                    13,193,285 shares
                                                 ----------

                                          INDEX

                                   DRUG EMPORIUM, INC.
PART I.  FINANCIAL INFORMATION                                                  Page No.
------------------------------                                                  --------

         Item 1.  Financial Statements (Unaudited)


                  Consolidated Balance Sheets . . . . . . . . . . . . . . . . . .  3


                  Consolidated Statements of Operations . . . . . . . . . . . . .  4


                  Consolidated Statements of Cash Flows . . . . . . . . . . . . .  5


                  Notes to Consolidated Financial Statements. . . . . . . . . . .  6-7


         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations . . . . . . . . .  8-12



PART II. OTHER INFORMATION
--------------------------


         Item 6.  Exhibits and Reports  . . . . . . . . . . . . . . . . . . . . .  13



SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

                                        DRUG EMPORIUM, INC.
                                    CONSOLIDATED BALANCE SHEETS
                                 (In Thousands Except Share Data)
                                                             November 27, 1999  February 27, 1999
                                                             -----------------  -----------------
                                                                (Unaudited)         (Audited)
ASSETS
Current assets:
  Cash and cash equivalents ..................................   $  1,479           $    893
  Accounts receivable ........................................     33,345             18,323
  Inventories, net of LIFO reserve of $24.9
      million and $22.8 million at November 27, 1999
      and February 27, 1999, respectively ....................    186,985            164,789
  Other ......................................................      2,846              2,319
                                                                 --------           --------
          Total current assets ...............................    224,655            186,324

Property and equipment, net ..................................     34,662             30,708

Goodwill .....................................................      9,498             10,237

Other assets .................................................      6,101              3,420
                                                                 --------           --------

          Total assets .......................................   $274,916           $230,689
                                                                 ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Revolving credit line ...................................   $ 80,959           $ 15,106
     Accounts payable ........................................     72,681             80,393
     Accrued liabilities .....................................     14,202             22,047
     Deferred income .........................................      2,388              3,904
     Current maturities of long-term  debt ...................      2,515                242
                                                                 --------           --------
          Total current liabilities ..........................    172,745            121,692

Deferred rent ................................................      3,650              3,850

Convertible subordinated debt ................................     49,421             49,421
Long-term debt, other ........................................      2,041                504
                                                                 --------           --------
          Total long-term debt ...............................     51,462             49,925

Shareholders' equity:
  Preferred stock, authorized 2,000,000
      Shares, none issued ....................................       --                 --
  Common stock, stated value $.10 per share,
      Authorized 28,000,000, issued and
      outstanding 13,193,285 at November 27, 1999
      and 13,185,785 at February 27, 1999 ....................      1,320              1,319
  Additional paid-in capital .................................     32,198             32,155
  Retained earnings ..........................................     13,541             21,748
                                                                 --------           --------
          Total shareholders' equity .........................     47,059             55,222
                                                                 --------           --------

          Total liabilities and shareholders' equity .........   $274,916           $230,689
                                                                 ========           ========

See accompanying notes.

                                                DRUG EMPORIUM, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                       (In thousands, except per-share data)

                                                             Three Months Ended             Nine Months Ended
                                                             ------------------             -----------------
                                                         November 27,  November 28,   November 27,    November 28,
                                                             1999          1998           1999            1998
                                                         ------------  ------------   ------------    ------------
Net sales ...........................................     $ 218,548      $ 199,132      $ 667,906      $ 613,149
Cost of sales .......................................       173,629        156,251        524,848        484,069
                                                          ---------      ---------      ---------      ---------
    Gross margin ....................................        44,919         42,881        143,058        129,080

Selling, administrative and
     occupancy expenses .............................        55,159         42,980        150,705        126,227

Special charges (credits) ...........................          --             --             --           (6,760)

Interest expense, net ...............................         2,467          1,278          6,029          4,206
                                                          ---------      ---------      ---------      ---------

Income (loss) before
     provision for income
     taxes ..........................................       (12,707)        (1,378)       (13,676)         5,407

Provision (benefit) for
     income taxes ...................................        (5,082)          (611)        (5,469)         2,160
                                                          ---------      ---------      ---------      ---------

Net income (loss) ...................................     $  (7,625)     $    (767)     $  (8,207)     $   3,247
                                                          =========      =========      =========      =========


Earnings (loss) per common share:
  Basic .............................................     $    (.58)     $    (.06)     $    (.62)     $     .25
                                                          =========      =========      =========      =========

  Diluted ...........................................     $    (.58)     $    (.06)     $    (.62)     $     .25
                                                          =========      =========      =========      =========

Weighted average number of common shares outstanding:
  Basic .............................................        13,193         13,180         13,192         13,180
                                                          =========      =========      =========      =========

  Diluted ...........................................        13,193         13,180         13,192         13,186
                                                          =========      =========      =========      =========

Supplementary information:
   LIFO provision included
     in cost of sales ...............................     $     720      $     650      $   2,160      $   1,950
                                                          =========      =========      =========      =========

See accompanying notes.

                                             DRUG EMPORIUM, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)
                                                (In thousands)

                                                                               Nine Months Ended
                                                                               -----------------
                                                                      November 27, 1999    November 28, 1998
                                                                      -----------------    -----------------
Operating activities:
  Net income (loss) .................................................     $ (8,207)             $  3,247
  Adjustments to reconcile to cash provided by (used in) Operations:
       Depreciation and amortization ................................        7,949                 6,757
       LIFO provision ...............................................        2,160                 1,950

  Cash provided by (used for) operating assets and liabilities:
       Accounts payable and accrued liabilities .....................      (17,193)                7,962
       Accounts receivable ..........................................      (15,022)                4,317
       Inventories at current cost ..................................      (24,356)               (6,929)
       Other ........................................................       (4,371)               (1,788)
                                                                          --------              --------
  Net cash provided by (used in) operating activities ...............      (59,040)               15,516

Investing activities:
  Purchase of property and equipment, net ...........................      (10,081)               (3,388)
                                                                          --------              --------
  Net cash used in investing activities .............................      (10,081)               (3,388)

Financing activities:
  Net borrowings (repayments) under revolving
       credit line ..................................................       65,853                (3,003)
  Net borrowings (repayments) on term debt and other ................        3,854                (9,315)
                                                                          --------              --------
  Net cash provided by (used in) financing activities ...............       69,707               (12,318)
                                                                          --------              --------

Increase (decrease) in cash and cash
       equivalents ..................................................          586                  (190)

Cash and cash equivalents, beginning of period ......................          893                   783
                                                                          --------              --------

Cash and cash equivalents, end of period ............................     $  1,479              $    593
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

3. The following table sets forth the computation of basic and diluted earnings per share.

                                                            (In thousands, except per share data)
                                                     Three Months Ended             Nine Months Ended
                                                     ------------------             -----------------
                                               November 27,      November 28,   November 27,    November 28,
                                                   1999              1998            1999          1998
                                               ------------      ------------   ------------    ------------
       Numerator:
          Net income (loss) and numerator
            for basic earnings (loss)
            per share-income (loss)
            available to common
            stockholders ...................     $(7,625)           $ (767)        $(8,207)        $ 3,247

          Effect of dilutive securities:
            7.75% convertible
            debentures .....................          (A)               (A)             (A)             (A)
                                                 -------            ------         -------         -------

          Numerator for diluted earnings
            (loss) per share - income
            (loss) available to common
            stockholders after
            assumed conversions ............     $(7,625)           $ (767)        $(8,207)        $ 3,247
                                                 =======            ======         =======         =======

       Denominator:
          Denominator for basic earnings
          (loss) per share - weighted-
          average shares ...................      13,193            13,180          13,192          13,180

          Effect of dilutive securities:
            Employee stock options .........          (B)               (B)             (B)              6
            7.75% convertible
            debentures .....................          (A)               (A)             (A)             (A)
                                                 -------            ------         -------         -------

       Denominator for diluted earnings
            (loss) per share - adjusted
            weighted-average shares and
            assumed conversions ............      13,193            13,180          13,192          13,186
                                                 =======            ======         =======         =======

       Basic earnings (loss) per share .....     $  (.58)           $ (.06)        $  (.62)        $   .25
                                                 =======            ======         =======         =======
       Diluted earnings (loss) per share ...     $  (.58)           $ (.06)        $  (.62)        $   .25
                                                 =======            ======         =======         =======

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

                               DRUG EMPORIUM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)

4. In March 1997, the Company established an e-commerce site on the Internet with the URL DrugEmporium.com. This site served as the foundation for the Company's current efforts to develop an online drugstore, which is also known as DrugEmporium.com. This redesigned site launched early in the third quarter of this fiscal year. The pre-tax loss for DrugEmporium.com was $5.5 million for the quarter and $6.9 million year to date. In addition to funding this pretax loss, the Company has also funded approximately $3.1 million in capital expenditures for DrugEmporium.com and in addition serves as the guarantor of certain obligations incurred by its online subsidiary totaling approximately $7.7 million.

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

6. Also during the prior year second quarter, the Company recorded special and nonrecurring charges of $9.4 million. The charges include a noncash component of $1.3 million to write down store equipment, fixtures and leasehold improvements at store locations to be closed, an accrual of $6.4 million to close seven underperforming store locations and record additional costs related to the Washington, D.C. area vacant store locations, and $1.7 million recorded as a component of gross margin due to store closure-related inventory liquidations and other inventory writedowns. The non-recurring inventory-related costs of the special charge have been recorded as a component of gross margin in accordance with Emerging Issues Task Force (EITF) Issue No. 96-9.

7. On December 10, 1999, the Company executed an amendment to its bank credit agreement increasing its borrowing capacity under its revolving credit line to $110 million at an increased interest rate of 25 basis points.

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

                                          Three Months Ended                     Nine Months Ended
                                          ------------------                     -----------------
                                November 27, 1999   November 28, 1998   November 27, 1999   November 28, 1998
                                -----------------   -----------------   -----------------   -----------------
Net sales (in thousands) .....     $218,548            $199,132              $667,906             $613,149
                                   ========            ========              ========             ========

Gross margin .................         20.6%               21.5%                 21.4%                21.3%(1)

Selling, administrative and
     occupancy expenses ......         25.2%               21.6%                 22.6%                20.6%
                                   --------            --------              --------             --------

Operating income (loss) ......         (4.6)%               (.1)%                (1.2)%                 .7%(2)
                                   ========            ========              ========             ========

(1) Excluding nonrecurring store closure related inventory liquidations and other inventory writedowns of $1.7 million.
(2) Excluding the effects of (1) above and the $6.4 million and $1.3 million of special charges related to non-inventory store closure costs.

         Third quarter sales increased 9.8% to $218.5 million in the current year from $199.1 million in the prior year quarter. This increase is the result of the addition of twelve VIX Stores purchased in February 1999 as well as a 1.6% increase in same store sales.

         For the quarter, the Company's gross margin decreased as a percent of sales from the prior year. This decrease resulted from a combination of slightly lower pharmacy margins, higher distribution fees and lower vendor rebate income, partially offset by lower shrink expense versus the prior year quarter. On a year to date basis, gross margins are higher than in the prior year. Gross margins as a percent of sales for the fourth quarter are expected to be comparable to these year to date levels.

         Higher payroll, professional fees, depreciation/amortization expense, and credit card fees combined with lower franchise fee revenue contributed to the increase in operating loss for the quarter relative to the prior year. Payroll costs for the quarter were higher resulting largely from increased payroll expense relating to the Company's e-commerce effort. Higher professional fees were also primarily the result of the Company's e-commerce effort. Higher depreciation/amortization expense was the result of goodwill related to the Vix acquisition and the Company's intensified store remodeling program along with other technology development initiatives. Credit card fees were higher for the quarter as a result of an interchange fee increase, while franchise fee revenue was lower as a result of the reduction in the number of franchise stores primarily resulting from the sale of the Company's Seattle franchise in the second quarter of Fiscal 1999.

         Interest for the quarter and the year is higher, when compared to the prior year, due to carrying a higher balance on the Company's revolving credit facility. This higher balance versus the prior year is primarily the result of the VIX acquisition, the termination (by McKesson Payment Systems) of the pre-funding of third party accounts receivable amounts and the start up costs related to DrugEmporium.com.

         EBITDA for the third quarter of fiscal 2000 was $(6.4) million compared to $2.5 million for last year's comparable quarter. Excluding e-commerce costs, EBITDA was $(1.6) million for the quarter. For the nine-month period, EBITDA was $2.5 million as compared to $10.3 million in the previous year. Excluding e-commerce costs, year to date EBITDA was $8.5 million. Net income (loss) was $(7.6) million for the quarter and $(8.2) million year to date. Excluding e-commerce, net income (loss) was $(4.3) million for the quarter and $(4.1) million year to date. Earnings (loss) per share was $(0.58) for the quarter and $(0.62) year to date. Excluding e-commerce, earnings (loss) per share was $(0.33) for the quarter and $(0.31) year to date.

DrugEmporium.Com
----------------

         In March 1997, the Company established an e-commerce site on the Internet with the URL DrugEmporium.com. This site served as the foundation for the Company's current efforts to develop an online drugstore, which is also known as DrugEmporium.com. This redesigned site launched early in the third quarter of this fiscal year. During the quarter, orders increased approximately ten to fifteen percent per week in response to DrugEmporium.com's efforts to aggressively promote the site. DrugEmporium.com currently employs approximately eighty people at its headquarters and fulfillment operations and expects to increase staffing by thirty percent during the fourth quarter.

         The Company has incurred costs relating to DrugEmporium.com for site development, payroll, advertising, and other costs during the third quarter that resulted in a pretax loss of approximately $5.5 million included in the Company's consolidated statement of operations. Additional DrugEmporium.com operating losses are expected to continue until the sales volume is built to a higher level. Although the Company expects to be able to fund future costs through a third party equity investment in DrugEmporium.com, which is expected to be secured during the fourth quarter of its current fiscal year; there is no guarantee that this financing will be obtained. In the event financing is not secured, the Company intends to fund all operating expenses relating to DrugEmporium.com from its existing operations and credit facilities.

               In addition to the $6.9 million of DrugEmporium.com's pretax loss funded by the Company year-to-date, the Company has also funded approximately $3.1 million in capital expenditures for DrugEmporium.com and also serves as the guarantor of certain obligations incurred by its online subsidiary totaling approximately $7.7 million. The Company plans to fund additional DrugEmporium.com operating expenses during the fourth quarter prior to DrugEmporium.com's planned external financing.

Store Growth and Remodels
-------------------------

         The following table lists openings for corporately owned stores and store closings through the third quarter ended November 27, 1999 and the similar prior year period.

                                               Three Months Ended                       Nine Months Ended
                                               ------------------                       -----------------
                                     November 27, 1999    November 28, 1998   November 27, 1999    November 28, 1998
                                     -----------------    -----------------   -----------------    -----------------
Number of stores at
    beginning of period ...........         140                 133                    141                 135

Stores opened or acquired .........           0                   0                      2                   0

Stores closed or sold .............          (1)                 (1)                    (4)                 (3)
                                           ----                ----                   ----                ----

Total stores at end of period .....         139                 132                    139                 132
                                           ====                ====                   ====                ====

         The Company has plans to open approximately five new stores in the next twelve months and to continue its store growth after that time at a similar pace. Approximately forty percent of the Company's stores have experienced a major or minor remodeling since the Company began its ongoing program to update and remodel its existing store base. These remodels are typically done in the first and second quarters of the year so as not to interrupt business during the holiday selling season.

Balance Sheet Items
-------------------

         The Company's outstanding receivable balance is higher at the end of November 1999, compared to February 1999 due to the termination (by McKesson Payment Systems) of the pre-funding of third party accounts receivables. The primary causes for higher inventory levels are the addition of the Vix stores which have higher inventory levels than average Drug Emporium stores, usual seasonal inventory build ups, and the addition of new product lines to the Company's inventory mix. Capital expenditures related to the Company's intensified store remodeling program, technology development initiatives, as well as DrugEmporium.com capital expenditures and deferred costs account for the increases in property and equipment and other assets. Factors affecting the accounts payable balance are a $24 million vendor payment, which was deferred and made shortly after fiscal year end, the seasonal buying cycle, and more favorable terms from vendors. The decrease in accrued liabilities is largely the result of costs charged to the reserve account for closed stores and a reduction in the Company's accrual for income taxes. The increase in the revolving credit facility versus February 1999 is the result of the factors described below under "Liquidity and Capital Resources."

Liquidity and Capital Resources
-------------------------------

         The Company has a bank credit agreement (the "Agreement") which governs its borrowings under its bank credit facility. As of November 27, 1999, the Company's credit facility consisted of outstanding borrowings of $81.0 million. This credit facility was increased to $110 million on December 10, 1999. Significant items impacting the outstanding borrowings from the year-end level of $15.1 million include a $24 million vendor payment which was deferred and made shortly after year-end, the termination of the third party accounts receivable pre-funding program by McKesson Pay Systems in June of this year which resulted in an increase of approximately $15 million in accounts receivable, the investment in Drug Emporium.com and the Company's seasonal inventory build up. The Company believes that internally generated funds, borrowings available under its Agreement, and the anticipated financing for DrugEmporium.com are sufficient to finance its current operations. As of quarter end, the Company is in compliance with all financial performance covenants as required by its bank credit agreement.

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

Year 2000
---------

         The Company's internal Year 2000 effort was 100 percent complete as of the end of November 1999.

         The Company has completed its assessment of the Information Technology-related (IT-related) systems for the Year 2000 issue. All IT-related systems, which include the Company's accounting software, AS400 applications, host merchandising systems, store point of sale systems, vendor EDI documents and other applications are Year 2000 compliant. The Company has also completed its assessment of non-IT-related systems for Year 2000 compliance. All significant non-IT related systems are Year 200 compliant as well.

         The Company has surveyed its outside suppliers and software vendors related to Year 2000 compliance. The external software companies that the Company utilizes for pharmacy, merchandising, store point of sale, and accounting systems have provided the Company with a Year 2000 compliant version of their respective products.

         The Company's total estimate of Year 2000 compliance costs is $1.5 million with $1.25 million estimated to be related to the purchase of hardware and software that has been capitalized and $225,000 related to costs which have been expensed as incurred.

         Although the Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues and the Company has received assurances regarding these issues from most (but not all) of its vendors, there is no guarantee that these third party systems will be compliant. Any such non-compliance could have a material adverse effect on the Company. For example, if some of the Company's merchandise vendors are not Year 2000 compliant it could impact the ability of the Company to procure merchandise from those vendors.

         As of January 5, 2000, the Company has not experienced any significant Year 2000 issues with any of its internal systems.

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

Item 6.  Exhibits and Reports

         10.      Material Contracts

         10.4. Amendment III to the Loan and Security Agreement BankBoston Retail Finance, Inc. and Drug Emporium, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     DRUG EMPORIUM, INC.
                                                --------------------------------
                                                       (Registrant)







Date:  January 5, 2000                       By   /s/  David L. Kriegel
     ---------------------                      --------------------------------
                                                  David L. Kriegel
                                                  Chairman
                                                  Chief Executive Officer


Date:  January 5, 2000                       By   /s/ Terry L. Moore
     ---------------------                      --------------------------------
                                                  Terry L. Moore
                                                  Chief Financial Officer and
                                                  Treasurer