Form 10-K405
period 2000-02-26
DRUG EMPORIUM INC
filed 2000-05-26
CIK 832922

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)
  [ x ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 26, 2000

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

                         COMMON STOCK, $0.10 PAR VALUE
         7 3/4% Convertible Subordinate Debentures Due October 1, 2014
                         Preferred Share Purchase Rights

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         At May 22, 2000 there were 13,193,285 shares of Drug Emporium common stock outstanding. The aggregate market value of shares of common stock held by non-affiliates of the Registrant as of May 22, 2000 was approximately $13,660,311 based on a closing price of $1.125 per share on the Nasdaq National Market on such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held on July 12, 2000, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.

                                TABLE OF CONTENTS

                                     PART I
ITEM 1.      Business
ITEM 2.      Properties
ITEM 3.      Legal Proceedings
ITEM 4.      Submission of Matters to a Vote of Security Holders

                                     PART II

ITEM 5.      Market for the Registrant's Common Equity and Related Stockholder Matters
ITEM 6.      Selected Financial Data
ITEM 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk
ITEM 8.      Financial Statements and Supplementary Data
ITEM 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                     PART III

ITEM 10.     Directors and Executive Officers of the Registrant
ITEM 11.     Executive Compensation
ITEM 12.     Security Ownership of Certain beneficial Owners and Management
ITEM 13.     Certain Relationships and related Transactions
ITEM 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                     PART I

ITEM 1.  BUSINESS
-----------------

             This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statements Concerning Forward-Looking Statements."

INTRODUCTION

             In 1977, the first Drug Emporium store was opened in Columbus, Ohio. As of February 26, 2000, the Company operates 137 company-owned stores, known as Drug Emporium, F&M Super Drug Stores and Vix Drug Stores. In addition to the Company-owned stores, as of February 26, 2000, there are 42 franchise stores. The stores specialize in discount-priced merchandise, including health and beauty aids, vitamins, cosmetics, greeting cards and pharmacy. Drug Emporium also operates DrugEmporium.com, an online drug store selling competitively priced health and beauty aids, cosmetics, vitamins and prescription drugs. DrugEmporium.com is an subsidiary of the Company that operates with key organizational and customer links to Drug Emporium, Inc. The accompanying financial statements include amounts related to company-owned stores and DrugEmporium.com only.

             The Company's common stock trades on the Nasdaq National Market under the symbol DEMP. As of February 26, 2000, there were 13,193,285 shares outstanding. Drug Emporium's 7-3/4% convertible subordinated debentures, due October 1, 2014, are traded on the Nasdaq National Market under the symbol DEMPG.

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

             The Company's stores are located primarily in shopping centers on major commercial thoroughfares. The capital expenditure required to fixture and equip a new store averages $350,000. Pre-opening expenses, including salaries and promotional expenses, average $75,000 per store, and each store requires approximately $1,400,000 in initial inventory.

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

             Most stores are open seven days a week for a total of 84 hours per week. In addition, the Company operates a total of thirty-five 24-hour stores. Each store has a similar layout, generally with the pharmacy located in the rear of the store. Company stores accept payment in cash, check or credit card and from third-party providers.

             The table set forth below lists the 179 Company-owned and franchise Drug Emporium stores by market as of February 26, 2000:

                  COMPANY-OWNED:
                  --------------
                  Philadelphia, PA . . . . . . . . . . . . . . . . . .  28
                  Columbus, Cincinnati and Dayton, OH  . . . . . . . .  23
                  Los Angeles, San Francisco and San Diego CA  . . . .  21
                  Atlanta and Augusta, GA  . . . . . . . . . . . . . .  15
                  Detroit, MI  . . . . . . . . . . . . . . . . . . . .  15
                  Buffalo and Rochester, NY  . . . . . . . . . . . . .  12
                  Baltimore, MD and Washington, DC . . . . . . . . . .   7
                  Milwaukee, WI  . . . . . . . . . . . . . . . . . . .   6
                  Louisville, KY . . . . . . . . . . . . . . . . . . .   2
                  Minneapolis, MN  . . . . . . . . . . . . . . . . . .   3
                  St. Louis, MO  . . . . . . . . . . . . . . . . . . .   4
                  Oklahoma City, OK  . . . . . . . . . . . . . . . . .   1
                                                                       ---
                                                                       137

                  INDEPENDENT FRANCHISES:
                  -----------------------
                  Dallas, Ft. Worth, TX  . . . . . . . . . . . . . . .  16
                  Lafayette, Shreveport, LA, and Amarillo, Abilene,
                   Denton, Longview, Lubbock, Tyler and Waco, TX,
                   Little Rock, AR, and Wichita, KS  . . . . . . . . .  11
                  Charlotte, Raleigh, Durham, Concord, NC  . . . . . .   6
                  Barboursville, Charleston, WV  . . . . . . . . . . .   4
                  Virginia Beach,VA   . . . . . . . . . . . . . . . . .  2
                  Victoria, Brownsville, TX  . . . . . . . . . . . . .   2
                  Union City, NJ   . . . . . . . . . . . . . . . . . .   1
                                                                       ---
                                                                        42


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

FRANCHISE OPERATIONS

             Drug Emporium's franchise-store network consists of 42 stores. Drug Emporium maintains a Franchise Advisory Board designed to provide a forum to evaluate and discuss issues and concerns of the Company and its franchisees. Under its franchise system, the Company permits franchisees to operate Drug Emporium stores in a specific geographic area based on ADIs (areas of dominant influence of television signals). Prospective franchisees generally must make a minimum equity investment of $1,000,000 per store and establish an acceptable line of credit in the amount of $500,000 per store. The Company advises franchisees in site selection, store layout, and establishing purchasing and advertising policies.

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

             Eleven franchise stores were sold or closed during Fiscal 2000, while one franchise store was opened.

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

MERCHANDISING AND MARKETING

             The Company's merchandising goal is to provide customers with the widest available selection of health and beauty aids, cosmetics, prescription drugs and general merchandise at everyday low prices. The Company estimates that approximately 60% of a typical store's sales mix is health and beauty aids and general merchandise, 33% pharmacy items and 7% cosmetics.

             The Company is continuing to aggressively oversee strategies designed to lower the total cost of acquiring merchandise in order to continue to be competitive with other national and regional chain discounters. The Company is continuing to invest in and upgrade its electronic in-store and backdoor receiving systems.

             During Fiscal 2000, the Company's primary pharmacy supplier and general merchandise distributor, McKesson Drug, accounted for over 35% of the Company's purchases. No other single vendor accounted for more than 10% of the Company`s purchases. While the Company purchases from over 7,000 vendors, a majority of its business is conducted with approximately 500 vendors. The Company believes it is a significant customer for most of these 500 vendors.

             The Company advertises through the use of television, radio, newspaper and direct mail. Most advertising in Fiscal 2000 was print-based, utilizing newspaper tabloids running approximately twice per month. Point of sale advertising is also used. The Company's strategy of clustering stores within ADI markets is an important factor in maximizing the effectiveness of its advertising expenditures. The Company works with an advertising agency that coordinates advertising for the entire chain.

CUSTOMER SERVICE

             The Company believes that its commitment to customer service is an important ingredient of its success. The Company encourages its managers and other employees to be responsible to customers. The stores are designed to make products easily accessible. Store employees are trained to be friendly and helpful to customers.

COMPETITION

             The sale of deep discount health and beauty aids, cosmetics, vitamins and prescription drugs is highly competitive. The Company believes that the principal bases of competition in this market are price, product variety, service, site location and customer recognition. The Company also believes that there exist only a few similar companies, most of which are regional chains. The Company`s stores compete not only with those similar companies but with numerous conventional drug stores with national or regional images, and also with supermarkets, mass merchants and category-specific discount stores. Many of the Company's supermarket, mass merchant and conventional drug store competitors have more outlets and substantially greater financial resources than the Company or have more convenient locations than Company stores. The Company believes that its prices are competitive and that it offers greater product variety and better service than its competitors. The Company also believes that the smaller size of its stores compared to the major discount competitors provides a better shopping experience and allows a better selection of sites in tight real estate markets that exist in some major cities. The Company's ability to expand successfully into new markets is especially sensitive to the competitive factors in those markets.

DrugEmporium.Com

             In March 1997, the Company established an electronic commerce site on the internet with the URL DrugEmporium.com. This experimental site served as the foundation for the Company's development of a superior online drug store, also known as DrugEmporium.com. The new site, which was relaunched in September 1999, emphasizes customer service, selection, price and convenience.

             The Company has established a separate subsidiary for its e-commerce drug store. The Company has invested substantial resources in order to enhance the business processes around the site and those efforts are ongoing in nature. In addition the Company has made material financial commitments related to its online drugstore. Management believes that the Company has sufficient borrowing capacity under its tranche B subordinated loan with BackBay Capital to fund the operations of DrugEmporium.com through the second quarter of fiscal 2001. Beyond that timeframe, the Company will need to either secure additional financing for DrugEmporium.com, enter into a strategic partnership or investigate other options in order to ensure that DrugEmporium.com has sufficient working capital to continue operations.

Although the Company expects to be successful in executing one of these options, there is no guarantee that this will happen. The Company has engaged an investment banking firm to raise new capital for DrugEmporium.com to a strategic partner and anticipates that such a transaction would occur prior to the third quarter of Fiscal 2001. Finally, the Company expects the operating results for its Internet subsidiary to negatively impact its consolidated operating results for at least the next several quarters.

EMPLOYEES AND TRAINING

             At February 26, 2000, the Company had a total of approximately 5,500 employees, both full-time and part-time, of which 160 were corporate staff personnel. None of the employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

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

SERVICE MARKS

             The Company has obtained federal registrations for the service marks DRUG EMPORIUM, DRUG EMPORIUM and design, the Drug Emporium logo and SAVINGS SO BIG YOU NEED A SHOPPING CART (re-filed), DE DIRECT (the words), DRUGEMPORIUM.COM and DE DIRECT (STYLIZED). The marks DRUG EMPORIUM EXPRESS, EMPORIUM GOLD, DRUG EMPORIUM CONSUMER DIRECT, and DE DIRECT (the design) are pending marks.

             The mark DRUG EMPORIUM and design has been registered in Arizona, Washington, Minnesota, Nebraska, Wisconsin, Texas, West Virginia, New York, Nevada, Missouri, Kentucky, Indiana, California, Kansas, New Jersey, South Carolina and North Carolina. DRUG EMPORIUM has been registered in Florida, Wisconsin, Tennessee, New York and Maryland.

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

EXECUTIVE OFFICERS OF THE COMPANY

                                                                            Served as
Name:              Age:       Position:                                Officer Since: (1)
-----              ----       ---------                                ------------------
David L. Kriegel    54        Chairman of the Board, Chief Executive           1992
                              Officer, President and Director

Terry L. Moore      50        Chief Financial Officer, Treasurer               1999

A. Joel Arnold      64        Senior Vice President                            1995

Thomas H. Ziemke    57        Senior Vice President                            1998

Jane H. Lagusch     54        Vice President, Secretary                        1986

(1) Officers serve until their successors are chosen and are qualified subject to earlier removal by the board of directors, and subject to rights, if any, under employment contracts.

DAVID L. KRIEGEL
----------------

             Since December 1992, Mr. Kriegel has been the Chairman and Chief Executive Officer of the Company and since June of 1994 also has been President of the Company. Mr. Kriegel is Chairman and Chief Executive Officer of Kriegel Holding Company, Inc., a privately-owned corporation dealing with real estate and distribution. Mr. Kriegel is a Director of Tele Spectrum Worldwide, Inc., a publicly held company and a trustee of Ohio Northern University.

Terry L. Moore
--------------

             Since October 1, 1999, Mr. Moore has served as Chief Financial Officer. Mr. Moore was previously Controller of the Company and is a Certified Public Accountant. Prior to joining Drug Emporium, Mr. Moore was the Chief Financial Officer and Treasurer for Shoe Corporation of America for three years and prior to that was both the Chief Financial Officer and Chief Executive Officer for Nationwise Automotive, Inc. Both of these companies were Columbus based, multi-state retailers.

A. JOEL ARNOLD
--------------

             Mr. Arnold was appointed to the office of Senior Vice President in 1995. He is responsible for store operations, merchandising, pharmacy and loss control. A registered pharmacist, Mr. Arnold has 40 years' experience in the retail drug industry.

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


ITEM 2.  PROPERTIES
-------------------

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

             The Company also leases office space in Columbus, Ohio for its internet subsidiary as well as a distribution center in Louisville, Kentucky to support fulfillment of internet merchandise sales. The office space lease is a three year lease that expires in September 2002 and the fulfillment center lease is a five year lease that expires in September 2004.

             The Company owns a 33,000 square foot executive office building and the surrounding land for use as its principal office in Powell, Ohio. The Company also owns a portion of the building and land at one of its Detroit area store locations.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

             On March 7, 2000, certain franchisees of Drug Emporium ("Franchisees") filed a Demand for Arbitration ("Demand") with the American Arbitration Association against Drug Emporium and Drug Emporium.com ("Drug Emporium entities"). In the Demand, Franchisees assert claims in contract, tort and under the Texas Deceptive Trade Practices Act, alleging that Drug Emporium and Drug Emporium.com have encroached upon their franchisees through the establishment of on-line stores on the internet which makes sales in the territories in which Franchisees' stores are located. Franchisees seek declaratory and injunctive relief and unspecified money damages encompassing Franchisees' alleged losses to date, punitive damages, and treble damages under the Texas Deceptive Trade Practices Act. The Drug Emporium entities filed a response to the Demand on April 17, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

             No matter was submitted to a vote of the Company's stockholders during the fourth quarter ended February 26, 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

             The Company's common stock is traded on the Nasdaq National Market under the symbol DEMP. The following table sets forth, for the quarterly periods shown, the high and low sale price per share as reported on the Nasdaq National
Market:

Fiscal Quarter Ended                  High                       Low
-------------------------------------------------------------------------
May 30, 1998                         $ 4.563                    $3.813
August 29, 1998                      $ 4.813                    $3.750
November 28, 1998                    $ 4.688                    $3.188
February 27, 1999                    $ 8.688                    $4.125

May 29, 1999                         $11.625                    $4.500
August 28, 1999                      $10.500                    $6.813
November 27, 1999                    $ 7.500                    $3.875
February 26, 2000                    $ 8.688                    $3.625

DIVIDENDS

             The Company paid no dividends in Fiscal 2000 or 1999. The Company anticipates that all of its income in the foreseeable future will be retained for the development and expansion of its business and the repayment of indebtedness. Management does not anticipate paying dividends on its common stock in the foreseeable future. Additionally, the company's credit facilities contain financial covenants which restrict the ability to pay dividends.

HOLDERS

             At May 22, 2000 the Company estimates it had approximately 618 record holders of its common stock.


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

             The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related notes, and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

Consolidated Statement of Operations Data:

                                                                Year Ended
                                                                ----------
                                  February 26,  February 27,  February 28,      March 1,     March 2,
                                          2000          1999          1998          1997         1996
                                    (52 weeks)    (52 weeks)    (52 weeks)    (53 weeks)   (52 weeks)
(in thousands, except
 per share data)
Net sales                            $904,878      $839,443      $836,405      $855,016     $738,772
Gross margin                          187,967       176,729       178,289       185,475      160,146
Selling, administrative
and occupancy expenses                209,146       171,444       169,584       172,560      146,774

Operating income (loss) before
special charges (credits)             (21,179)        5,285         8,705        12,915       13,372

Special (credits) charges                --          (6,760)       (2,092)        2,800        3,000
Interest, net                           8,467         5,487         7,653         7,882        6,468
Income (loss) before
 income taxes                         (29,646)        6,558         3,144         2,233        3,904
Provision (benefit) for
 income taxes                          (1,636)        2,759         1,453         1,081        1,562

Net income (loss)                    $(28,010)     $  3,799      $  1,691      $  1,152     $  2,342

Per Share Data:
Earnings (loss) (1)                  $  (2.12)     $   0.29      $   0.13      $   0.09     $   0.18
Cash dividends                           --            --            --            --           --

Shareholders' equity                 $   2.07      $   4.19      $   3.90      $   3.77     $   3.68

Consolidated Balance Sheet Data:
Working capital                      $ 25,832      $ 64,632      $ 79,113      $ 76,302     $ 80,195
Total assets                         $265,225      $230,689      $219,784      $243,319     $243,898
Non-current liabilities              $ 51,830      $ 53,775      $ 60,330      $ 63,523     $ 67,391

Total shareholders' equity           $ 27,257      $ 55,222      $ 51,390      $ 49,567     $ 48,545

(1) Represents basic and diluted per share amounts as defined by Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS No. 128). Earnings (loss) per share amounts prior to 1998 have been restated as required to comply with FAS No. 128.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

             The following discussion should be read in conjunction with the consolidated financial statements and notes to those statements and the other financial information appearing elsewhere in this Form 10-K. In addition to historical information, the following discussion and other parts of this Form 10-K contain forward-looking information that involves risks and uncertainties. (See Cautionary Statement Concerning Forward-Looking Statements below).

The following table sets forth selected items from the Company's Consolidated Statements of Operations expressed as a percentage of net sales for the years indicated.

                                             Year Ended
                            February 26,     February 27,    February 28,
                                    2000             1999            1998
                              (52 weeks)       (52 weeks)      (52 weeks)
Net sales (in thousands)        $904,878         $839,443        $836,405
Gross margin                        20.8%            21.0%           21.3%
Selling, administrative and
   occupancy expense                23.1%            20.4%           20.3%
 Operating income (loss)            (2.3%)            0.6%            1.0%

Fiscal 2000 operating results were significantly impacted by the start-up losses of the Company's internet subsidiary, Drug Emporium.com. For Fiscal 2000, Drug Emporium.com had operating losses of $13.9 million representing (1.5) percent of consolidated net sales.

Sales
Total sales for Fiscal 2000 increased by 7.8 percent over the prior year. This increase was primarily the result of additional sales from the twelve Vix stores that were acquired in February 1999. Comparable store sales increased by .4 percent while average sales per store for Fiscal 2000 based on a weighted average number of stores were up 3.1 percent over Fiscal 1999 due to the comparable store sales increase as well as the closure of five under-performing stores.

Total sales for Fiscal 1999 increased .4 percent from Fiscal 1998, while comparable store sales for the year showed an increase of 1.3 percent. The total sales increase was due to additional sales from the Vix acquisition and the aforementioned comparable store sales increase, offset by a sales reduction that resulted from a lower average store count for the year. Average sales per store for Fiscal 1999 based on a weighted average number of stores were up 3.4 percent versus Fiscal 1998 due to the comparable store sales increase as well as the closure of six under-performing stores.

Pharmacy sales as a percentage of total sales were 32 percent, 31 percent, and 29 percent in Fiscal years 2000, 1999, and 1998, respectively. Management expects that pharmacy sales will continue to increase as a percentage of total sales in Fiscal 2001.

The following table lists stores opened or acquired and stores closed for the years indicated:

                                       Year Ended
                       February 26,   February 27,    February 28,
                               2000           1999            1998
                         (52 weeks)     (52 weeks)      (52 weeks)
Number of stores at
   beginning of year           141            135             138

Stores opened or acquired        1             12               1

Stores closed                   (5)            (6)             (4)

Total stores at end of year    137            141             135

Gross Margin
Fiscal 2000 gross margins were lower than the prior year primarily due to the impact of accounts receivable write offs (0.7% of net sales), which adversely affected gross margins. Before this write off, pharmacy margins would have come in flat with the prior year at 21.4 percent. Lower pharmacy margins were offset by higher non-pharmacy margins, which resulted from improved category management. In total, gross margin was 20.8 percent for the year. Before the effect of the aforementioned accounts receivable write off, total gross margin for the year as a percentage of sales was 21.5 percent, compared to 21.3 percent for Fiscal 1999. The company anticipates total gross margins for Fiscal 2001 to be comparable to the adjusted total gross margin recorded in Fiscal 2000.

In Fiscal 1999 the Company recorded a $1.7 million one-time inventory write down due to store closure-related inventory liquidations and other inventory write-downs. The non-recurring inventory-related costs of this special charge were recorded as a component of gross margin in accordance with Emerging Issues Task Force (EITF) Issue No. 96-9. Excluding the impact of this write-down, total gross margin as a percentage of sales for Fiscal 1999 was 21.3 percent, the same as Fiscal 1998.

Selling, Administrative and Occupancy
In Fiscal 2000, total SA&O expense as a percentage of net sales increased by 2.7% versus Fiscal 1999. 1.2% of this increase is related to brick and mortar operations, while the remaining 1.5% is related to DrugEmporium.com, the company's start-up internet subsidiary that was relaunched in Fiscal 2000. The increase in the brick and mortar SA&O was equally distributed in the areas of payroll, advertising, other operating expenses, and lower franchise fees. Included in Fiscal 2000 SA&O expenses is $1.3 million of special charges related to advertising, insurance, non-income taxes and other items. In addition, franchise fees, which are netted against other operating expenses, were lower in Fiscal 2000 primarily due to the termination of the Western Drug Distributors, Inc. franchise agreement in Fiscal 1999, as well as a lower franchise store count versus the prior year. Franchise fees were $2,421,000, $3,435,000, and $4,794,000 in Fiscal 2000, 1999 and 1998 respectively.

Total SA&O expenses as a percentage of net sales increased in Fiscal 1999 compared to Fiscal 1998 by .1%. The increase in Fiscal 1999 over Fiscal 1998 is a result of lower franchise fees, higher other operating expenses offset by lower payroll, occupancy and advertising costs.

Special Charges (Credits)
The impact of special charges (credits) classified in the Company's Fiscal 1999 and 1998 Statements of Operations and descriptions of the components of the charges (credits) are shown below:

                                                          Year Ended
                                               February 27,         February 28,
                                                       1999                 1998
(in thousands, except per share data)            (52 weeks)           (52 weeks)
Reconciliation of Net Income
   to Net Income before
   Special Charges (Credits):
Net income                                         $ 3,799              $ 1,691
Special charges (credits),
   net of income taxes                              (3,036)              (1,255)
Net income before
   special charges (credits)                       $   763              $   436
Earnings per share before
   special charges (credits)
   (basic and diluted)                             $  0.06              $  0.03

One Time Gain Related to the Sale of
Western Drug Distributors
During Fiscal 1999 the Company entered into an agreement with Western Drug Distributors, Inc., its franchise store operator in the Seattle and Portland area, to terminate Western Drug's franchise agreement. The termination was related to the sale of Western Drug to Longs Drug Stores of Walnut Creek, California. The Company's agreement with Western Drug provided for a one-time lump sum payment to Drug Emporium, Inc. of $15.4 million. Approximately $14.4 million of the payment was related to the buyout and is recorded as a special credit in the Company's Statement of Operations. The remaining amounts of the payment relate primarily to franchise fee receivables accrued in the normal course of business, reimbursements for legal costs and interest.

Special Charges
During Fiscal 1999, as a result of an ongoing review of its business operations, the Company recorded special and nonrecurring charges of $9.4 million. The charges included a noncash component of $1.3 million to write down store equipment, fixtures and leasehold improvements at store locations to be closed, an accrual of $6.4 million to close seven under-performing store locations and record additional costs related to the Washington, D. C. area vacant store locations, and $1.7 million recorded as a component of gross margins in the Fiscal 1999 statement of operations due to store closure-related inventory liquidations and other inventory write downs. The non-recurring inventory-related costs of the special charge have been recorded as a component of gross margins in accordance with Emerging Issues Task Force (EITF) Issue No. 96 - 9.

Settlement of Litigation and Recovery of Legal Costs
Subsequent to the end of Fiscal 1998, the Company reached a confidential settlement agreement with one of its franchisees to resolve a longstanding lawsuit. The impact of the settlement and associated legal costs is reflected in the Fiscal 1998 results, net of a third-party recovery. The Company also recorded a recovery of related prior period legal costs as a special credit in Fiscal 1998.

Interest, Net
Net interest expense increased in Fiscal 2000 due to a higher average balance on the Company's revolving credit facility versus Fiscal 1999 as well as higher interest rates during the year. This higher average revolver balance was a result of the acquisition of the VIX stores in February 1999, funding for DrugEmporium.com, the termination of the Company's third party factoring program with McKesson Pay Systems and higher average inventories levels resulting from the Company carrying additional product lines.

In Fiscal 1999, net interest expense decreased from Fiscal 1998 due to a lower average balance on the Company's revolving credit facility versus the prior year. The lower average revolver balance was primarily a result of the pay down of the revolver with the $15.4 million in proceeds that resulted from the termination of the company's franchise agreement with Western Drug Distributors, Inc. and inventory reductions.

Income Taxes
Primarily because of current and future projected losses for DrugEmporium.com, the Company was precluded from recording a full deferred tax benefit for Fiscal 2000. The income tax benefit appearing in the Fiscal 2000 Consolidated Statement of Operations results from the Company's net loss for the year that is eligible for tax loss "carryback". However, the portion of the current year benefit that relates to tax loss "carryforward" was not recorded.

Acquisitions
On February 5, 1999 the Company completed its purchase of substantially all of the assets of the Vix drug store chain, which operates twelve deep discount drug stores in the Buffalo and Rochester, New York areas. Both areas represent new markets for the Company. The acquired stores were operated under the Vix name by Tops, a division of Ahold International. The Company paid $31.2 million in cash for the assets of the business and assumed all store real estate leases. No other liabilities were assumed. The acquisition was accounted for as a purchase.

Inventory Valuation
The Company uses the LIFO method of accounting for its inventories. Under this method, the cost of merchandise sold reported in the financial statements approximates current cost. The Company uses an estimated percentage rate of inflation determined at the beginning of the fiscal year in computing its LIFO charges throughout the fiscal year. This LIFO charge is adjusted at each year-end based upon the actual weighted average percentage rate of inflation.

                                                  Year Ended
                                 February 26,     February 27,   February 28,
                                         2000             1999           1998
LIFO provision
   (in thousands)                      $2,495           $1,035           $709
Inflation rate                            1.4%              .8%            .4%

Inventory turnover was approximately 3.5 turns for Fiscal 2000 versus 4.0 turns for the prior fiscal year. During Fiscal 2000, the company continued to realize the benefits of the "Mission Critical" inventory reduction initiative that was implemented on a company wide basis in Fiscal 1998 despite adding several new product lines in Fiscal 2000. As a result of its ongoing inventory management efforts, the Company expects to continue to control per-store inventory levels and realize the resulting positive effect on inventory turnover and liquidity.

Liquidity and Capital Resources
As of February 26, 2000, the Company's revolving credit facility consisted of outstanding borrowings of $86 million. During Fiscal 2000 and subsequent to February 26, 2000, the Company amended its revolving credit facility agreement (the "Agreement") with Fleet Retail Finance, Inc. that expires October 31, 2003. The Agreement as amended allows for revolving borrowings of up to $110 million subject to requirements to maintain a $15 million excess availability amount measured on a rolling thirty day average basis. Borrowing availability is also subject to an advance rate against both inventory and accounts receivable collateral after providing collateral coverage for $12.5 million in term debt that was obtained subsequent to February 26, 2000 to finance the working capital requirements of DrugEmporium.com. At the Company's current inventory and receivable levels, the collateral borrowing base after providing collateral for term debt, excedes the $110 million credit facility limit.

The Company's borrowing rate can fluctuate between the bank's prime rate and a LIBOR-based rate, depending on the ability of the company to meet certain financial performance measures and the company's average excess availability position against the $110 million commitment. At February 26, 2000, the weighted average borrowing rate was 7.48 percent. The Agreement requires a commitment fee on the revolver of .25 percent on the unused available credit and has no compensating balance requirements. Borrowings made pursuant to the Agreement are secured by substantially all assets of the Company.

Terms of the amended Agreement require compliance with certain financial covenants including minimum earnings before taxes, interest, depreciation and amortization as well as capital expenditure limitations. In addition, the facility limits the Company's investment, loans and/or advances to DrugEmporium.com to an aggregate amount of $30.5 million inclusive of the $12.5 million term debt financing obtained subsequent to February 26, 2000. Under the Agreement the repurchase of the Company's convertible subordinate debentures and stock and the payment of dividends are permitted, subject to certain restrictions.

As noted above, subsequent to February 26, 2000, the Company obtained a $12.5 million term note to finance the working capital requirements of DrugEmporium.com. The term note matures May 1, 2002. With this $12.5 million of funding the Company anticipates that the cash resources of DrugEmporium.com will support operations at least through the second quarter of Fiscal 2001 at which time the Company will be at the funding limit under the Agreement. The Company has engaged an investment banking firm to raise new capital for DrugEmporium.com or assist in a merger or sale of DrugEmporium.com to a strategic partner and anticipates that such a transaction would occur prior to the third quarter of fiscal 2001. If the Company is not successful with such a transaction, additional debt financing would be required to support the operations of DrugEmporium.com, however, there can be no assurance that additional financing will be available. In the event new capital is not raised, a sale or merger does not occur, or additional debt financing is not available, the Company will have to consider other alternatives including ceasing operations of DrugEmporium.com.

Certain of these alternatives could cause evaluation of the assets of DrugEmporium.com for impairment and a charge to recognize lease and other financial obligations not previously recognized in the Company's balance sheet. These items could have a material adverse impact on the Company's financial position and results of operations.

The Company believes that internally generated funds and borrowings available under its Agreement are sufficient to finance the Company's current brick and mortar operations including funding the $2.5 million convertible subordinated debt sinking fund requirement in fiscal 2001 and if required the assumption of DrugEmporium.com leases and other financial obligations.

During Fiscal 2000, operations used $55.5 million of cash versus $53.5 million of cash provided by operations in the prior year. The major components of the Fiscal 2000 negative operating cash flow were the net cash loss from operations of approximately $14.5 million, an $11.2 million decrease in accounts payable and accrued liabilities, and a $7.5 million, $19.9 million and $ 2.4 million increase in accounts receivable, inventory and other assets, respectively. The Company anticipates reductions in both its per store inventory levels and its number of days of accounts receivable outstanding during Fiscal 2001, and thus its borrowing needs, due to its ongoing efforts to more effectively manage these assets. The Company invested $18.6 million in cash for capital expenditures in Fiscal 2000 versus $5.7 million in the prior year. Fiscal 2001 capital expenditures included $7.2 million related to the brick and mortar operations and $11.4 million related to DrugEmporium.com. The Company borrowed approximately $74 million in Fiscal 2001 to support operating and investing activities.

The Company's Fiscal 2000 balance sheet reflects net working capital of $25.8 million versus net working capital of $64.6 million at the end of the prior year. The decrease in net working capital is primarily the result of the Company's net loss for the year as well as a disproportionate decrease in accounts payable relative to inventory.

Impact of Year 2000
In prior years the Company discussed the nature and progress of its plans to become Year 2000 ready. Prior to December 31, 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the year 2000 date change. The Company's total Year 2000 cost was $1,500,000, with $1,375,000 related to the purchase of hardware and software that was capitalized and $125,000 that was expensed as incurred. The majority of the Company's Year 2000 compliance costs were incurred in Fiscal 1999. The Company is not aware of any material problems resulting from Year 2000 issues, either with its internal systems, or the products or services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed properly.

Cautionary Statement Concerning Forward-Looking Statements
Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Form 10-K report that look forward in time, which includes everything other than historical information, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements are based on the current expectations of management and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, but are not limited to the following functions among others that could affect the outcome of the Company's forward-looking statements:

Industry and Market Factors.
----------------------------

         o Competition as to price and selection from other drugstore chains, from supermarkets, mail order companies, membership clubs, and other internet companies and from other third party plans.

         o Health maintenance organizations, managed care organizations, pharmacy benefit management companies and other third party payers attempting to reduce prescription drug costs which results in downward pressure on pharmacy margins.

         o        Economic conditions generally or in the Drug Emporium markets.

         o Federal and/or state regulatory and legislative actions, including internet regulation taxes and pharmacy regulations.

         o        Customer preferences and spending patterns.

Operating Factors.
------------------

         o The ability to secure a financial or strategic partner for its on-line store.

         o        The ability to economically eliminate under-performing stores.

         o The ability to implement or adjust to new technologies for both brick and mortar stores and the on-line store.

         o        The ability to continue to purchase on favorable terms.

         o        The ability to attract, hire and retain key personnel.

         o        The ability to improve operating margins.

         o The ability to secure and maintain key contracts and relationships relating to both internet and brick and mortar operations.


ITEM 7 (A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
------------------------------------------------------------------------

             The Company has not entered into any derivative financial instruments. The Company's primary market risk exposure relates to interest rate risk. The company has managed its interest rate risk by balancing its exposure between fixed and variable rates while attempting to minimize its interest costs. The Company has a balance of $86 million on its revolving credit facility at February 26, 2000, which is subject to a variable rate of interest based on LIBOR or prime rate. Assuming borrowings at February 26, 2000, a one-hundred basis point change in interest rates would impact interest expense by approximately $860,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

             Refer to the Index to Financial Statements on F-1 for the required information.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

             None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

             Certain of the information required by this Item 10 is set forth under Item 1. "Executive Officers of the Company." The remainder of the information is incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held July 12, 2000.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

             Incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held July 12, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

             Incorporated by reference to the company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held July 12, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

             Incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held July 12, 2000.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

(a)      Document filed as part of this report:

         (1)      Financial Statements

                  The financial statements listed in the accompanying Table of Contents to Financial Statements and Financial Statement Schedules at page F-1 are filed as part of this form 10-K.

         (2)      Financial Statement Schedule.

                  The financial statement schedule listed in the accompanying Table of Contents to Financial Statements and financial Statement Schedule at page F-1 is filed as part of this Form 10-K.

                  All other schedules have been omitted because they are not applicable, or not required, or the information is disclosed in the Financial Statements or notes thereto.

         (3)      Exhibits. (See (c) below)

(b)      Report on form 8-K

There were no reports on Form 8-K filed by us during the fourth quarter of the fiscal year ended February 26, 2000.

(c)      Exhibits.

         The following is a list of exhibits filed as part of this annual report on Form 10-K. where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

(3)      Exhibits List
         -------------

         (3)      Articles of Incorporation and By-Laws
                  -------------------------------------

                  3.1 Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.3 to the Company's S-1 Registration Statement No. 33-21755)

                  3.2      Bylaws

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

                           (a). First Amendment dated May 11, 1999 to the Loan and Security Agreement dated as of October 28, 1998 (incorporated by reference to Exhibit 10.2 of the company Form 10-Q for the period ending August 28, 1999.)

                           (b). Second Amendment dated September 15, 1999 to the Loan and Security Agreement dated as of October 28, 1998 (incorporated by reference to Exhibit 10.3 of the Company form 10-Q for the period ending August 28, 1999.)

                           (c). Third Amendment dated December 10, 1999 to the Loan and Security Agreement dated as of October 28, 1998 (incorporated by reference to Exhibit 10.4 of the Company Form 10-Q for the period ending November 27, 1999.)

                           (d). Fourth Amendment dated March 8, 2000 to the Loan and Security Agreement dated as of October 28, 1998 (filed herewith).

                           (e). Fifth Amendment dated May 10, 2000 to the Loan and Security Agreement dated as of October 20, 1998 (filed herewith).

                  10.11 Employment contract dated March 11, 1993 between David L. Kriegel and Drug Emporium, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1993) **

                  10.12 Drug Emporium, Inc. 1993 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1993) **

                  10.13 Drug Emporium, Inc. 1993 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1993) **

                  10.15 Amendment dated December 2, 1997 to Employment Agreement made March 11, 1993, by and between Drug Emporium, Inc. and David L. Kriegel (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998)**

                  10.16 Form of Employment Security Agreements between Drug Emporium, Inc. and each of A. Joel Arnold and Jane H. Lagusch, dated December 2, 1997 (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on form 10-K for the fiscal year ended February 28, 1998)**

                  10.18 Consulting Agreement dated December 2, 1997, between David L. Kriegel and Drug Emporium, Inc. (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998) **

                  10.19 Drug Emporium, Inc. 1999 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, Registration No. 333-85215).

                  10.20 Drug Emporium.com 1999 Stock Incentive Plan filed herewith.

         *(21)    Subsidiaries of Registrant
                  --------------------------

                  21.1 The Company has the following subsidiaries, all of which, except DrugEmporium.com, are wholly-owned:

                                                                    State of
                                       Name                      Incorporation
                           ---------------------------------------------------
                           Drug Emporium Express, Inc.              Delaware
                           D.E. Michigan Management Co.             Delaware
                           Drug Emporium of Michigan, Inc.          Delaware
                           Drug Emporium of Maryland, Inc.          Delaware
                           Emporium Venture, Inc.                     Ohio
                           Houston Venture, Inc.                      Ohio
                           RJR Drug Distributors Inc.               Delaware
                           DrugEmporium.com, Inc.                   Delaware

                  *(23)    Consent of Experts
                           ------------------

                           23.1     Consent of Ernst & Young LLP

                                                                    EXHIBIT 23.1


                         CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statements (Forms S-8, Numbers 33-25768 and 33-69638) of Drug Emporium, Inc. and subsidiaries of our report dated April 18, 2000 except for Notes 3 & 4 as to which the date is May 11, 2000, with respect to the consolidated financial statements of Drug Emporium, Inc. and subsidiaries, included in this Annual Report (Form 10-K) for the year ended February 26, 2000.


                                                       /s/ Ernst & Young LLP


Columbus, Ohio
May 25, 2000

                  *(27)    Financial Data Schedule
                           -----------------------

                           27.1     Financial Data Schedule of the Company

                  *Included with this Annual Report on Form 10-K
                  **Compensatory plans, contracts or agreements

(b)      Reports on Form 8-K
         -------------------

         None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           DRUG EMPORIUM, INC.
                                           (Registrant)

Date: May 26, 2000                         By: /s/ David L. Kriegel
------------------                             ---------------------
                                           David L. Kriegel
                                           President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date: May 26, 2000

/s/ Terry L. Moore                          /s/ David L. Kriegel
------------------                          ---------------------
Terry L. Moore                              David L. Kriegel
Chief Financial Officer                     Chief Executive Officer and Director


                                            /s/ Robert W. McCurdy
                                            ---------------------
                                            Robert W. McCurdy
                                            Director



                                            /s/ William Sweet, Jr.
                                            ----------------------
                                            William Sweet, Jr.
                                            Director


                                            /s/ Wesley Wright
                                            ---------------------
                                            Wesley Wright
                                            Director

                      DRUG EMPORIUM, INC. AND SUBSIDAIRIES
                                TABLE OF CONTENTS
                         PART II - FINANCIAL INFORMATION

ITEM 8.  FINANCIAL STATEMENTS

REGISTRANT
DRUG EMPORIUM, INC. AND SUBSIDAIRIES
  Report of Independent Public Accountants . . . . . . . . . . . . . . .  F-2
  Consolidated Balance Sheets as of February 26, 2000
   and February 27, 1999 . . . . . . . . . . . . . . . . . . . . . . . .  F-3
 For the years ended February 26, 2000, February 27, 1999, February 28, 1998
               Consolidated Statements of Operations . . . . . . . . . .  F-3
               Consolidated Statements of Stockholders' Equity . . . . .  F-4
               Consolidated Statements of Cash Flows . . . . . . . . . .  F-4
   Notes to Consolidated Financial Statements  . . . . . . . . . . . . .  F-5

FINANCIAL STATEMENT SCHEDULE
    Report of Independent Public Accountants . . . . . . . . . . . . . .  S-1
    Schedule II - Valuation and Qualifying Accounts for the Years Ended
    February 26, 2000; February 27, 1999 and February 28, 1998 . . . . .  S-2

                         Report of Independent Auditors


Board of Directors
Drug Emporium, Inc.

We have audited the accompanying consolidated balance sheets of Drug Emporium, Inc. and subsidiaries as of February 26, 2000 and February 27, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended February 26, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Drug Emporium, Inc. and subsidiaries at February 26, 2000 and February 27, 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 26, 2000, in conformity with accounting principles generally accepted in the United States.


                                                  /s/ Ernst & Young LLP


Columbus, Ohio
April 18, 2000
except for Notes 3 and 4 as
to which the date is May 11 ,2000

Consolidated Balance Sheets

(in thousands)
Assets                                     February 26, 2000   February 27, 1999
Current assets:
Cash and cash equivalents                           $    708            $    893
Accounts receivable                                   25,840              18,323
Inventories                                          182,148             164,789
Other current assets                                   3,274               2,319
                                                    --------            --------
Total current assets                                 211,970             186,324
     Property and equipment, net                      40,079              30,708
Goodwill                                               9,252              10,237
Other assets                                           3,924               3,420
                                                    --------            --------
Total assets                                        $265,225            $230,689
                                                    ========            ========

(dollars in thousands)
Liabilities and shareholders' equity       February 26, 2000   February 27, 1999
Current liabilities:
Revolving credit line                               $ 85,968            $ 15,106
Accounts payable                                      69,580              80,393
Accrued liabilities                                   21,912              22,047
Deferred income                                        3,645               3,904
Current maturities of long-term debt                   5,033                 242
                                                    --------            --------
Total current liabilities                            186,138             121,692
Deferred rent                                          3,643               3,850
Long-term debt                                        48,187              49,925
                                                    --------            --------

Shareholders' equity:
Preferred stock, authorized 2,000,000 shares, none
issued Common stock, stated value $.10 per share,
authorized 28,000,000; issued and outstanding
13,193,000 in 2000; 13,186,000 in 1999                 1,320               1,319

Additional paid-in capital                            32,199              32,155
Retained earnings(deficit)                            (6,262)             21,748
                                                    --------            --------
Total shareholders' equity                            27,257              55,222
                                                    --------            --------
Total liabilities and shareholders' equity          $265,225            $230,689
                                                    ========            ========

See accompanying notes.

Consolidated Statements of Operations

                                                            Year Ended
(in thousands, except                February 26, 2000  February 27, 1999  February 28, 1998
per share amounts)                          (52 weeks)         (52 weeks)         (52 weeks)
Net sales                                     $904,878           $839,443           $836,405
Cost of sales                                  716,911            662,714            658,116
                                              --------           --------           --------
Gross margin                                   187,967            176,729            178,289
Selling, administrative and
occupancy expenses                             209,146            171,444            169,584
Special credits                                   --               (6,760)            (2,092)
Interest expense, net                            8,467              5,487              7,653
Income (loss) before provision
(benefit) for income taxes                     (29,646)             6,558              3,144
Provision (benefit) for income taxes            (1,636)             2,759              1,453
                                              --------           --------           --------
Net income (loss)                             $(28,010)             3,799           $  1,691
Earnings (loss) per share
(basic and diluted)                           $  (2.12)          $   0.29           $   0.13
Weighted average number of common
shares used in computing earnings
per share:
     Basic                                      13,192             13,180             13,180
     Diluted                                    13,192             13,214             13,197

See accompanying notes.

Consolidated Statements of Shareholders' Equity

                                    Common        Common       Additional                         Total
                                    Stock         Stock         Paid-In        Retained       Shareholders'
(in thousands)                      Shares        Amount        Capital        Earnings          Equity
Balance at March 2, 1997            13,153        $1,315        $31,994        $ 16,258         $ 49,567
Exercise of stock options               27             3            129            --                132
Net income                            --            --             --             1,691            1,691
Balance at February 28, 1998        13,180        $1,318        $32,123        $ 17,949         $ 51,390
Exercise of stock options                6             1             32            --                 33
Net income                            --            --             --             3,799            3,799
Balance at February 27, 1999        13,186        $1,319        $32,155        $ 21,748         $ 55,222
Exercise of stock options                7             1             44            --                 45
Net loss                              --            --             --           (28,010)         (28,010)
Balance at February 26, 2000        13,193        $1,320        $32,199        $ (6,262)        $ 27,257

See accompanying notes.

Consolidated Statements of Cash Flows

                                                           Year Ended
                                 February 26, 2000   February 27, 1999   February 28, 1998
(in thousands)                          (52 weeks)          (52 weeks)          (52 weeks)
Operating activities
Net income (loss)                        $(28,010)            $  3,799               1,691
Adjustments to reconcile to
cash provided by
   (used in) operations:
Depreciation and amortization              11,027                8,798               7,345
Deferred income taxes                        (115)                  24                 610
LIFO provision                              2,495                1,035                 709
Cash provided by (used for)
current assets and liabilities:
Accounts payable and
  accrued liabilities                     (11,172)              23,843              (2,725)
Accounts receivable                        (7,517)                (913)             (2,885)
Inventories at current cost               (19,854)              19,637              19,948
Other                                      (2,393)              (2,766)              1,268
                                         --------             --------             -------
Net cash provided by (used in)
  operating activities                    (55,539)              53,457              25,961

Investing activities
Purchase of property and
equipment, net                            (18,605)              (5,737)             (2,949)
Payment for purchase of
  retail stores,
  net of cash acquired                       --                (31,175)               --
                                         --------             --------             -------
Net cash used for investing
  activities                              (18,605)             (36,912)             (2,949)
Financing activities
Net borrowings (repayments)
 under revolving credit line               70,862               (7,094)            (19,400)
Proceeds from long term debt
and capital lease obligations               4,680                 --                  --
Principle payments on long
term debt and capital
  lease obligations                        (1,583)              (9,341)             (3,608)
                                         --------             --------             -------
Net cash provided by
  (used for) financing activities          73,959              (16,435)            (23,008)
                                         --------             --------             -------
Increase (decrease) in cash
  and cash equivalents                       (185)                 110                   4
Cash and cash equivalents,
  beginning of year                           893                  783                 779
                                         --------             --------             -------
Cash and cash equivalents,
  end of year                            $    708             $    893             $   783

See accompanying notes.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Basis of Consolidation
The consolidated financial statements include the accounts of Drug Emporium, Inc. and subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations
The Company is primarily in the business of operating and franchising retail stores specializing in the sale of health and beauty care products, over-the-counter medication, prescription drugs, greeting cards, cosmetics and highly-consumable products primarily in an everyday-low-price format. During Fiscal 2000, the stores operated under the names of Drug Emporium, F&M Super Drug Stores, and Vix Deep Discount. As of year-end, approximately eighty percent of the Company-owned stores were located in the states of California, Georgia, Michigan, New Jersey, New York, Ohio and Pennsylvania.

Drug Emporium also operates Drug Emporium.com, its online drug store subsidiary selling competitively priced health and beauty aids, cosmetics, vitamins and prescription drugs. The operations of Drug Emporium.com effectively commenced in September 1999 upon the relaunch of the Company's internet site.

As noted in Note 3, subsequent to February 26, 2000, the Company obtained a $12.5 million term note to finance the working capital requirements of DrugEmporium.com. The term note matures May 1, 2002. With this $12.5 million of funding the Company anticipates that the cash resources of DrugEmporium.com will support operations at least through the second quarter of Fiscal 2001 at which time the Company will be at its funding limit for Drug Emporium.com under its revolving credit facility agreement. The Company has engaged an investment banking company to raise new capital for DrugEmporium.com or assist in a merger or sale of DrugEmporium.com to a strategic partner and anticipates that such a transaction would occur prior to the third quarter of fiscal 2001. If the Company is not successful with such a transaction additional debt financing would be required to support the operations of DrugEmporium.com, however, there can be no assurance that additional financing will be available. In the event new capital is not raised, a sale or merger does not occur, or additional debt financing is not available, the Company will have to consider other alternatives including ceasing operations of DrugEmporium.com. Certain of these alternatives could cause evaluation of the assets for impairment and a charge to recognize lease and other financial obligations not previously recognized in the Company's balance sheet. These items could have a material adverse impact on the Company's financial position and results of operations.

Fiscal Year
The fiscal year of the Company is the 52-53 week period ending on the Saturday closest to the end of February. The quarter and fiscal year ends for 2000 and 1999 were as follows:

                              Fiscal year 2000           Fiscal year 1999
                              ----------------           ----------------
First quarter                 May 29, 1999               May 30, 1998
Second quarter                August 28, 1999            August 29, 1998
Third quarter                 November 27, 1999          November 28, 1998
Year end                      February 26, 2000          February 27, 1999

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents includes cash on hand and deposits at financial institutions with maturities of less than three months.

Accounts Receivable

The Company uses the allowance method of accounting for uncollectible accounts. Accounts receivable are stated net of allowances for uncollectible accounts of $4,818,000 and $1,051,000 as of February 26, 2000 and February 27, 1999,
respectively.

Inventories
Inventories are stated at the lower of cost or market. Cost is determined by use of the last-in, first-out (LIFO) method. If current cost had been used, inventories would have been approximately $25,281,000 and $22,786,000 higher than reported at February 26, 2000 and February 27, 1999, respectively. Cost of sales is primarily computed on an estimated basis and adjusted based on physical inventory counts which are generally taken at all locations twice annually.

Property and Equipment
Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of owned assets. The Company accounts for certain costs for computer software developed or obtained for internal use in accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed ot Obtained for Internal Use." The Company depreciates the cost of computer software over a three year period. Leasehold improvements are amortized over the estimated useful life of the asset or the term of the lease, whichever is shorter. Assets under capital leases are included in property and equipment in the consolidated balance sheet.

Goodwill
Goodwill is amortized over 15 years using the straight-line method. The Company amortized $985,000, $580,000 and $548,000, of goodwill during Fiscal 2000, 1999, and 1998, respectively. Accumulated amortization was $5,886,000 and $4,901,000 at February 26, 2000 and February 27, 1999, respectively.

Pre-Opening Expenses
Expenditures related to the opening of new stores, other than expenditures for capital assets, are charged against earnings when incurred.

Impairment of Long-Lived Assets
The Company groups and evaluates goodwill by the related market of the stores acquired that resulted in the recorded goodwill. The Company groups an evaluates property and equipment and other intangible assets (i.e., favorable lease interest) at an individual store level, which is the lowest level at which individual cash flows can be identified. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the net carrying amount may not be recoverable. Whenever these events occur, the Company measures impairment by comparing the carrying amount of the asset to the asset's estimated discounted future cash flows. If the carrying amount exceeds the asset's estimated discounted future cash flows, an impairment loss is recorded.

Debt Issuance Costs
Debt issuance costs incurred in connection with the convertible subordinated debt are amortized using a straight-line method over the term of the debt. Amortization expense related to the issuance costs is reported as interest expense and approximated $55,000 in 2000, $55,000 in 1999, and $55,000 in 1998.
Accumulated amortization was $574,000 and $519,000 at February 26, 2000 and February 27, 1999, respectively.

Advertising Costs
The external costs incurred to produce media advertising are charged to expense when the advertising takes place. Costs associated with DrugEmporium.com's web portal advertising contracts are amortized on a straight-line basis over the period such advertising is expected to be used. Gross advertising costs, before vendor reimbursements, as a percentage of net sales, were 2.8 percent, 2.4 percent, 2.6 percent in Fiscal 2000, 1999 and 1998, respectively.

Franchise Arrangements
Arrangements with franchisees and licensees who operate throughout the United States generally provide for initial fees, new store opening fees and continuing payments to the Company based upon a percentage of sales. The fees, when earned, and related costs are recorded net and included as a reduction to the Company's selling, administrative and occupancy expenses. Net franchise fees were $2,421,000, $3,435,000, and $4,794,000 in Fiscal 2000, 1999 and 1998,
respectively.

During Fiscal 1999 the Company entered into an agreement with western Drug Distributors, Inc., its franchise store operator in the Seattle and Portland area, to terminate Western Drug's franchise agreement. The termination was related to the sale of Western Drug to Longs Drug Stores of Walnut Creek, California. The Company's agreement with Western Drug provided for a one-time lump sum payment to Drug Emporium, Inc. of $15.4 million. Approximately $14.4 million of the payment was related to the buyout and is included in the net special credit in the company's Statement of Operations.

Vendor Contract Income Recognition
From time to time the Company enters into contracts with various suppliers for the purchase of merchandise for sale. These contracts may provide for contractual payments from vendors in exchange for product conversion, product placement, coverage of operational costs, purchase commitments, or similar inducements. The Company records vendor contract payments as a reduction of cost of sales over the life of the contract in the case of payments made with recourse, or when receivable in the case of non-recourse payments.

Store Closure Expense
During Fiscal 1999, as a result of an ongoing review of its business operations, the Company recorded special and nonrecurring charges of $9.4 million. The charges include a noncash component of $1.3 million to write down store equipment, fixtures and leasehold improvements at store locations to be closed, an accrual of $6.4 million to close seven underperforming store locations and record additional costs related to the Washington, D. C. area vacant store locations, and $1.7 million recorded as a component of gross margins in the Fiscal 1999 statement of operations due to store closure-related inventory liquidations and other inventory writedowns. The non-recurring inventory-related costs of the special charge have been recorded as a component of gross margins in accordance with Emerging Issues Task Force (EITF) Issue No. 96 - 9.

The activity in the store closing reserve in fiscal 2000 consisted of expenditures of $3,672,000. The remaining reserve at February 26, 2000 is $2,856,000.

Reclassifications
Certain amounts in prior years' financial statements have been reclassified to conform to the Fiscal 2000 presentation.

Note 2 - Revolving Credit Line
As of February 26, 2000, the Company's revolving credit facility consisted of outstanding borrowings of $86 million. During fiscal 2000 and subsequent to February 26, 2000, the Company amended its revolving credit facility agreement (the "Agreement") with Fleet Retail Finance, Inc. that expires October 31, 2003. The Agreement as amended allows for revolving borrowings of up to $110 million subject to requirements to maintain a $15 million excess availability amount measured on a rolling thirty day average basis. Borrowing availability is also subject to an advance rate against both inventory and accounts receivable collateral after providing collateral coverage for $12.5 million in term debt that was obtained subsequent to February 26, 2000 to finance the working capital of DrugEmporium.com. At the Company's current inventory and receivable levels, the collateral borrowing base after providing collateral for term debt, excedes the $110 million credit facility limit. The Company has classified the outstanding borrowings under the credit facility as current liabilities as the Company utilizes the borrowings principally to support working capital requirements.

The Company's borrowing rate can fluctuate between the bank's prime rate and a LIBOR-based rate, depending on the ability of the company to meet certain financial performance measures and the company's average excess availability position against the $110 million commitment. At February 26, 2000, the weighted average borrowing rate was 7.48 percent. The Agreement requires a commitment fee on the revolver of .25 percent on the unused available credit and has no compensating balance requirements. Borrowings made pursuant to the Agreement are secured by substantially all assets of the Company.

Terms of the amended Agreement require compliance with certain financial covenants including earnings before taxes, interest, depreciation and amortization amounts and capital expenditure limitations. In addition, the facility limits the Company's investment, loans and/or advances to Drug Emporium.com to an aggregate amount of $30.5 million inclusive of the $12.5 million term debt financing obtained subsequent to

February 26, 2000 as described in Note 3. The repurchase of the Company's convertible subordinated debentures and stock and the payment of dividends are permitted, although some restrictions apply.

Note - 3 Long-Term Debt

Following is a summary of long-term debt at February 26, 2000 and February 27, 1999:

(in thousands)                       February 26, 2000        February 27, 1999
Convertible subordinate debentures             $49,421                  $49,421
Obligations under capital lease                  3,175                       37
Other                                              624                      709
                                               -------                  -------
Total long term debt                            53,220                   50,167
Less current maturities                         (5,033)                    (242)
                                               -------                  -------
                                               $48,187                  $49,925

The Company has $49,421,000 of 7.75 percent convertible subordinate debentures outstanding. These debentures are unsecured obligations of the Company and may be converted into common stock of the Company at any time prior to maturity, unless previously redeemed. The conversion rate is 65.1466 shares per $1,000 principal amount of debentures (or approximately $15.35 per share), subject to certain adjustments under the terms of these debentures. These debentures are redeemable at the option of the company at 100.7 percent of par plus accrued interest. This redemption rate will decline by .7 percent, to par on October 1, 1999. The debentures are subject to a sinking fund, commencing October 1, 2000, calculated to retire at lease 70 percent of the debentures prior to the final maturity date of October 1, 2014. The Company has reserved 3,387,624 shares of common stock for issuance upon conversion of the debentures. During Fiscal 2000, the convertible debentures traded in a range of 51.0 percent to 91.5 percent of par, with a year-end price of 51.00 percent of par.

During Fiscal 2000, the Company entered into two capital leases to finance software totaling $4,680,000. Accumulated amortization of the software at February 26, 2000 was $1,333,000. The aggregate future payments of principal and imputed interest, respectively, under these capital leases are $2,112,000 and $1,123,000 in fiscal 2001, $974,000 and $20,000 in fiscal 2002 and $89,000 and
$1,000 in fiscal 2003.

The aggregate annual principal payments of all long-term debt outstanding as of February 26, 2000 for the five succeeding fiscal years and thereafter are as follows: 2001, $4,910,000; 2002, $3,734,000; 2003, $2,589,000; 2004, $2,500,000;
2005, $2,500,000 and thereafter $36,987,000.

Subsequent to February 26, 2000, the Company obtained a $12.5 million term note to fund the working capital requirements of DrugEmporium.com. The term note matures May 1, 2002. The term note bears interest at 12.5% payable monthly and an additional 2.5% applied to the unpaid principal balance on a quarterly basis and payable upon maturity. The term note is subject to an early payment termination fee, however, in no event shall the term notes be prepaid prior to December 10, 2000.

Subsequent to February 26, 2000, the company also executed a note payable totaling $1,500,000 to finance software costs. The note bears an interest rate of 10.6 percent with principal payments of $712,000 and $788,000 due in fiscal 2001 and 2002, respectively.

Note 4 - Operating Leases, Other Commitments and Contingencies
The Company leases retail stores office space, computer software and certain equipment under noncancelable operating leases which expire at various dates. Certain of the store leases require contingent rentals based upon sales in excess of specified amounts. Retail store and office space leases generally requite the Company to pay utilities, common area maintenance, insurance and taxes. Certain leases are renewable with escalation clauses. Lease expense (excluding lease expense for closed stores from the date closed) was $35,480,000, and $33,052,000, and $33,732,000, during Fiscal 2000, 1999 and
1998, respectively.

Future minimum lease payments under noncancelable operating leases at February 26, 2000 are as follows: 2001, $33,989,000; 2002, $30,357,000; 2003,
$25,405,000; 2004, $20,182,000; 2005, $14,513,000; thereafter, $31,424,000.

At February 26, 2000, the future minimum lease payments for closed stores total approximately $7,808,000 for which there are subleases in force aggregating $5,969,000. At February 26, 2000, the Company had additional commitments for online advertising and site hosting totaling $4.9 million.

The Company is party to routine claims and litigation incidental to its business. The Company believes the ultimate resolution of these routine matters will not have a material adverse effect on its financial position and results of operations or cash flows.

Note 5 - Property and Equipment

Property and equipment is summarized as follows:

(in thousands)                  February 26, 2000  February 27, 1999  February 28, 1998
Land and building                        $  3,331           $  3,331           $  3,331
Furniture, fixtures and
computer hardware and software             59,803             44,817             40,188

Acquired leases and leasehold
  improvements                             32,682             31,311             26,449
                                           95,816             79,459             69,968
Less allowances for
  depreciation and amortization           (55,737)           (48,751)           (43,191)
                                         --------           --------           --------
                                         $ 40,079           $ 30,708           $ 26,777

Note 6 - Income Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Primarily because of current and projected losses of Drug Emporium.com, the Company recorded a valuation allowance for net operating loss carryforwards generated during Fiscal 2000. The tax amounts recorded in the consolidated balance sheets consisted of the following:

                                                 Tax Affected Amounts
(in thousands)                        February 26, 2000     February 27, 1999
Deferred tax assets:
Loss and AMT credit carryforwards               $ 9,917               $ 2,329
Store closing reserve                             1,066                 2,315
Allowance for receivables                         1,638                   357
Property and equipment                              728                   878
Other                                               858                   496
Deferred tax asset valuation allowance           (7,616)                 --
                                                -------               -------
                                                  6,591                 6,375

Deferred tax liabilites:
Inventory valuation                              (2,688)               (2,448)
Deferred income                                  (3,254)               (3,393)
Other                                              (649)                 (649)
                                                 (6,591)               (6,490)
                                                -------               -------
Net deferred tax liability                           (0)                 (115)

Significant components of the provision for income taxes are as follows:

(in thousands)                        2000               1999              1998
                                      ----               ----              ----
Current:
Federal                             ($1,900)            $2,494            $  579
State and local                         379                242               264
                                    -------             ------            ------
Total current                        (1,521)             2,736               843
Deferred                               (115)                24               610
                                    -------             ------            ------
                                     (1,636)            $2,760            $1,453

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

(in thousands)                                    2000              1999            1998
                                                  ----              ----            ----
Tax provision (benefit)
  at statutory rate                             $(10,080)          $2,230          $1,069
State income tax, net                                250              160             174
Goodwill                                             186              186             186
Deferred tax asset valuation allowance             7,616             --              --
Other, net                                           392              184              24
                                                --------           ------          ------
                                                  (1,636)          $2,760          $1,453

The Company received refunds, net of income taxes paid, of $2,060,000 during Fiscal 1998, and made income tax payments of $478,000 in Fiscal 1999. At February 26, 2000, the Company has $2,561,000 of alternative minimum tax credit carry forwards which have no expiration dates and $21,635,000 in net operating loss carry forwards which expire in 2020.

Note 7 - Shareholders' Equity
The Company has authorized 2,000,000 shares of $1.00 par value preferred stock. The terms of the preferred stock are subject to determination by the Company's Board of Directors. The Company has a shareholder rights plan which provides for the distribution of a right to purchase one-hundredth of a share of preferred stock to each holder of common stock. The rights become exercisable upon the occurrence of certain triggering events, as defined in the plan. The Company has reserved 33,900 shares of Series A Preferred Stock in connection with the rights to be distributed under the plan with respect to the reserved shares of common stock.

Note 8 - Stock Option Plans
The Company has adopted stock option plans for key employees. Under such plans, the Board of Directors may grant options for shares of common stock at a price not less than 100 percent of the fair market value of the shares on the date of grant. If an employee owns stock possessing more than 10 percent of the total combined voting power of the Company, the option price must be 110 percent of the fair market value on the date of grant. The options vest based on the term of the optionee's continuous employment at 10 percent to 30 percent per year. Service prior to date of grant is considered under certain plans.

In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options and, accordingly does not recognize compensation costs when the exercise price of its employee stock options is equal to or greater than the fair market value of the stock at the grant date. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) would have been impacted by $483,000, $125,000 and $55,000, in Fiscal 2000, 1999, and 1998, respectively.
The financial effects of applying SFAS No. 123 for providing proforma disclosures are not likely to be representative of the effects on reported net income and earnings per share for future years.

The estimated fair value of the options is amortized into expense over the options' vesting periods. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for Fiscal 2000, 1999, and 1998. Risk-free interest rate of 6.5 percent; no dividend yield; volatility factor of the expected market price of the Company's common stock of .38 in fiscal 2000, .44 in fiscal 1999, and .44 in fiscal 1998; and a weighted-average expected life of each option of five years.

A summary of the Company's stock option activity during 2000, 1999, and 1998 and related information follows:

                                                                      Shares Under Option
(in thousands, except per share amounts)                      2000            1999           1998
Outstanding, beginning of year                                  868            796            916
Granted (at $4.16 to $6.50 per share)                           951            152            --
Cancelled                                                       (83)           (74)           (93)

Exercised (at $4.81 to $8.81 per share)                          (8)            (6)           (27)
Outstanding, end of year
  (at prices ranging from $4.03 to $8.81 per share)           1,728            868            796
Exercisable, end of year
  (at prices ranging from $4.03 to $8.81 per share)             420            678            655

The weighted average per share price for options outstanding was $6.38, $5.23 and $5.02 at the end of fiscal years 2000, 1999, and 1998 respectively.

At the end of fiscal years 2000, 1999, and 1998, there were 686,000, 55,000, and 187,000 shares, respectively, reserved for future grants.

Note 9 - Acquisitions
On February 5, 1999 the Company completed its purchase of substantially all of the assets of the Vix drug store chain, which operates twelve deep discount drug stores in the Buffalo and Rochester, New York areas. Both areas represent new markets for the Company. The acquired stores were operated under the Vix name by Tops, a division of Ahold International. The Company paid $31.2 million in cash for the assets of the business and assumed all store real estate leases. No other liabilities were assumed. The acquisition was accounted for as a purchase. The Fiscal 1999 consolidated statement of operations reflects the results of operations of the acquired stores since the date acquired.

Note 10 - Defined Contribution Plan
The Company provides a defined contribution 401(k) plan to substantially all employees. Participants may make voluntary contributions to the plan of up to 15 percent of their compensation. Approximately $176,000, $151,000 and $154,000 was charged to expense for this plan in fiscal years 2000, 1999 and 1998, respectively.

Note 11 - Settlement of Litigation
During Fiscal 1999, the Company reached a confidential settlement agreement with one of its franchisees to resolve a longstanding lawsuit. The impact of the settlement and associated legal costs was accounted for and reflected in the Fiscal 1998 results, net of a third-party recovery. The Company recorded a $2,092,000 recovery of related prior period legal costs as a special credit in Fiscal 1998.

Note 12 - Earnings Per Share
The following table sets forth the computation of basic and diluted earnings
(loss) per share:

(in thousands, except per share amounts)            2000              1999             1998
Numerator:
Numerator for basic and  diluted
earnings (loss) per share                         (28,010)          $ 3,799          $ 1,691
Denominator:
Denominator for basic earnings (loss)
   per share - weighted-average shares             13,192            13,180           13,180
Effect of dilutive securities:
      Employee stock options                         --                  34               17
Denominator for diluted earnings
   per share - adjusted weighted-average
   shares                                          13,192            13,214           13,197
Basic and diluted earnings (loss)
per share                                         $ (2.12)          $  0.29          $  0.13

Additional options to purchase shares of common stock were outstanding during each period but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. The effect of the 7.75% convertible debentures is also antidilutive and thus excluded in the calculation of diluted earnings per share.

Note 13 - Business Segments
The Company operates in two business segments: retail store based operations (brick-and-mortar) and the operations of the Company's online retail internet store, Drug Emporium.com (online). The accounting policies of the segments are substantially the same as those described in Note 1. The Company evaluates segment performance based on operating income (loss). The operations of Drug Emporium.com began in fiscal 2000 and therefore in prior years the Company operated as one business segment.

The following is a reconciliation of the significant components of the segments' net sales for fiscal 2000.

                             Brick-and-Mortar    Online
                                 Segment         Segment      Total
Pharmacy                         $293,075        $  100     $293,175
General Merchandise              $610,751        $  952     $611,703
Net Sales                        $903,826        $1,052     $904,878

The following is a reconciliation of the company's business segments to the consolidated fiscal 2000 consolidated financial statements.

                             Brick-and-Mortar    Online
                                 Segment         Segment      Total
Net Sales                        $903,826       $  1,052    $904,878
Operating loss                     (7,291)       (13,888)    (21,179)
Depreciation and
Amortization                       (9,790)        (1,237)    (11,027)
Total assets                      250,997         14,228     265,225
Capital expenditures                7,186         11,451      18,637

Note 14 - Quarterly Financial Data (Unaudited)
(in thousands, except per share amounts)

                                             Earnings (loss)       Earnings (loss)
                                               Per Common            Per Common
                     Net        Gross         Net         Share     Share     Stock Prices     Dividends Paid
                    Sales       Profit   Income (loss)   (Basic)  (Diluted)   High    Low     Per Common Share
2000:
First quarter      $226,212    $ 48,791    $    224      $  .02     $  .02    $11.63  $4.50          --
Second quarter      223,146      49,350        (806)       (.06)      (.06)    10.50   6.81          --
Third quarter       218,548      44,919      (7,625)(1)    (.58)      (.58)     7.50   3.88          --
Fourth quarter      236,972      44,907     (19,803)(2)   (1.50)     (1.50)     5.75   3.63          --
                   --------    --------    --------      ------     ------
                   $904,878    $187,967    $(28,010)     $(2.12)    $(2.12)

1999:
First quarter      $209,172    $ 43,629    $    728      $  .06     $  .06    $ 4.56  $3.81          --
Second quarter      204,845      42,570       3,286         .25        .24      4.81   3.75          --
Third quarter       199,132      42,881        (767)       (.06)      (.06)     4.69   3.19          --
Fourth quarter      226,294      47,649         552         .04        .04      8.69   4.13          --
                   --------    --------    --------      ------     ------
                   $839,443    $176,729    $  3,799      $  .29     $  .29

(1) Third quarter Fiscal 2000 includes a $3.3 million net loss from DrugEmporium.com

(2) Fourth quarter 2000 includes a net loss from DrugEmporium.com of $7.1 million, accounts receivable write offs of $6.7 million and recording of a deferred tax valuation allowance of $7.6 million.