Form 10-Q
period 2000-05-27
DRUG EMPORIUM INC
filed 2000-07-11
CIK 832922

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED May 27, 2000 OR

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


                        Yes        X              No ___
                                ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

           Class                                Outstanding  at  May  27, 2000
-----------------------------                   ------------------------------
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

                               DRUG EMPORIUM, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                             May 27, 2000             February 26, 2000
                                                        -----------------------      --------------------
                                                             (Unaudited)                  (Audited)
ASSETS
Current assets:
  Cash and cash  equivalents . . . . . . . . . . . . .                $    727                  $    708
  Accounts  receivable . . . . . . . . . . . . . . . .                  24,151                    25,840
  Inventories, net of LIFO reserve of $26.0
      million and $25.3 million at May 27, 2000
      and February 26, 2000,  respectively.  . . . . .                 169,617                   182,148
  Other  . . . . . . . . . . . . . . . . . . . . . . .                   3,282                     3,274
                                                        -----------------------      --------------------
          Total  current  assets . . . . . . . . . . .                 197,777                   211,970

Property and  equipment,  net. . . . . . . . . . . . .                  41,312                    40,079

Goodwill.  . . . . . . . . . . . . . . . . . . . . . .                   9,005                     9,252

Other  assets  . . . . . . . . . . . . . . . . . . . .                   3,996                     3,924
                                                        -----------------------      --------------------

           Total  assets . . . . . . . . . . . . . . .                $252,090                  $265,225
                                                        =======================      ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Revolving  credit  line . . . . . . . . . . . . .                $ 76,620                  $ 85,968
     Accounts  payable . . . . . . . . . . . . . . . .                  66,027                    69,580
     Accrued  liabilities  . . . . . . . . . . . . . .                  17,731                    21,912
     Deferred  income  . . . . . . . . . . . . . . . .                   3,261                     3,645
     Current  maturities of long-term debt . . . . . .                   5,031                     5,033
                                                        -----------------------      --------------------
            Total current  liabilities . . . . . . . .                 168,670                   186,138

Deferred  rent . . . . . . . . . . . . . . . . . . . .                   3,600                     3,643

Convertible  subordinated debt . . . . . . . . . . . .                  46,921                    46,921
Long-term debt,  other . . . . . . . . . . . . . . . .                  14,240                     1,266
                                                        -----------------------      --------------------
             Total  long-term  debt  . . . . . . . . .                  61,161                    48,187

Shareholders' equity:
  Preferred stock, authorized 2,000,000
      Shares,  none issued . . . . . . . . . . . . . .                    ----                      ----
  Common stock, stated value $.10 per share,
      Authorized 28,000,000, issued and
      outstanding 13,193,285 at May 27, 2000
      and at February 26, 2000 . . . . . . . . . . . .                   1,320                     1,320
  Additional  paid-in  capital . . . . . . . . . . . .                  32,199                    32,199
  Retained earnings  (deficit).  . . . . . . . . . . .                (14,860)                   (6,262)
                                                        -----------------------      --------------------
           Total shareholders'  equity . . . . . . . .                  18,659                    27,257
                                                        -----------------------      --------------------

           Total liabilities and shareholders'  equity                $252,090                  $265,225
                                                        =======================      ====================

See accompanying notes.

                               DRUG EMPORIUM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per-share data)


                                                                    Three Months Ended
                                                      May 27, 2000                      May 29, 1999
                                                      ------------                      ------------
Net sales . . . . . . . . . . . . .                        $216,868                          $226,212
Cost of sales . . . . . . . . . . .                         170,470                           177,421
                                                     ---------------                   ---------------
    Gross margin  . . . . . . . . .                          46,398                            48,791

Selling, administrative and
     occupancy expenses . . . . . .                          51,964                            46,694

Interest expense, net . . . . . . .                           3,032                             1,724
                                                     ---------------                   ---------------
Income (loss)  before
     provision  for income
     taxes  . . . . . . . . . . . .                         (8,598)                               373

Provision for income taxes. . . . .                            --                                 149
                                                     ---------------                   ---------------
Net income (loss) . . . . . . . . .                        $(8,598)                          $    224


Earnings (loss) per common share:
  Basic and diluted . . . . . . . .                        $  (.65)                          $    .02
                                                     ===============                   ===============

Weighted average number of
common shares outstanding:
  Basic . . . . . . . . . . . . . .                          13,193                            13,189
                                                     ===============                   ===============

  Diluted . . . . . . . . . . . . .                          13,193                            13,387
                                                     ===============                   ===============

Supplementary information:
   LIFO provision included
     in cost of sales . . . . . . .                        $    715                          $    720
                                                     ===============                   ===============

See accompanying notes.

                               DRUG EMPORIUM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                    Three Months Ended
                                                                                    ------------------
                                                                    May 27, 2000                         May 29, 1999
                                                                    ------------                         ------------

Operating activities:
   Net income (loss) . . . . . . . . . . . . . . . . . . .                $    (8,598)                            $     224
   Adjustments to reconcile to cash provided by (used in)
   Operations:
       Depreciation and amortization . . . . . . . . . . .                      3,104                                 2,373
       LIFO provision  . . . . . . . . . . . . . . . . . .                        715                                   720

  Cash provided by (used for) operating assets and
       liabilities:
       Accounts payable and accrued liabilities  . . . . .                     (8,118)                              (24,752)
       Accounts receivable . . . . . . . . . . . . . . . .                      1,689                                (3,525)
       Inventories at current cost . . . . . . . . . . . .                     11,816                                (4,066)
       Other . . . . . . . . . . . . . . . . . . . . . . .                       (529)                               (2,291)
                                                              ------------------------             -------------------------
  Net cash provided by (used in) operating activities  . .                         79                               (31,317)

Investing activities:
  Purchase of property and equipment, net  . . . . . . . .                     (3,684)                               (1,301)
                                                              ------------------------             -------------------------
  Net cash used in investing activities  . . . . . . . . .                     (3,684)                               (1,301)

Financing activities:
   Net borrowings (payments) under revolving
       credit line . . . . . . . . . . . . . . . . . . . .                     (9,348)                               32,426
   Proceeds from long term debt and capital lease
   obligations . . . . . . . . . . . . . . . . . . . . . .                     14,048                                  ----
   Principle payments on long term debt and capital lease                      (1,076)                                 ----
                                                              ------------------------             -------------------------
    Net cash provided by financing activities                                   3,624                                32,426
                                                              ------------------------             -------------------------

Increase (decrease) in cash and cash
    equivalents. . . . . . . . . . . . . . . . . . . . . .                         19                                  (192)

Cash and cash equivalents, beginning of period . . . . . .                        708                                   893
                                                              ------------------------             -------------------------

Cash and cash equivalents, end of period . . . . . . . . .                $       727                             $     701
                                                              ========================             =========================

See accompanying notes.

                               DRUG EMPORIUM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying unaudited consolidated financial statements include the accounts of Drug Emporium, Inc. and subsidiaries. The information furnished reflects all adjustments, which are, in the opinion of management, necessary to fairly present the consolidated financial position, results of operations and cash flows on a consistent basis. The unaudited consolidated financial statements are presented in accordance with the requirements for Form 10Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles. Reference should be made to the Company's Form 10-K for the Fiscal year ended February 26, 2000 (File No. 0-16998) for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

2. The Company's cost of sales is computed using the gross profit method. The gross profit percentage used is validated by physical inventories conducted twice a year primarily in the second and fourth quarters and the actual results of the LIFO calculations in the fourth quarter.

3. The following table sets forth the computation of basic and diluted earnings per share.

                      (In thousands, except per share data)

                                                                                           Three Months Ended
                                                                                           ------------------
                                                                                    May 27, 2000       May 29, 1999
                                                                                   ---------------    ----------------
     Numerator:
        Net income (loss) and numerator
          for basic and diluted  earnings
          (loss)  per share . . . . . . .                                               $  (8,598)             $   224

     Denominator:
        Denominator for basic earnings
        (loss)  per share - weighted-
        average  shares . . . . . . . . .                                                  13,193               13,189

        Effect of dilutive securities:
            Employee  stock options . . .                                                    ----                  198
                                                                                   ---------------    -----------------

      Denominator for diluted earnings
           (loss) per share - adjusted
           weighted-average  shares . . .                                                  13,193               13,387
                                                                                   ===============    =================

     Basic earnings  (loss) per share . .                                               $    (.65)             $   .02
                                                                                   ===============    =================
     Diluted earnings (loss) per share .                                                $    (.65)             $   .02
                                                                                   ===============    =================

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

                               DRUG EMPORIUM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)

4. The Company operates in two business segments: retail store based operations (brick-and-mortar) and the operations of the Company's online retail internet store, DrugEmporium.com (online). The Company evaluates segment performance based on operating income (loss). The operations of Drug Emporium.com did not effectively begin until Fiscal 2000 and therefore in prior years the Company operated as one business segment.

         The following is a reconciliation of the significant components of each segment's net sales for Fiscal 2001.

                                        Brick-and-Mortar                Online
                                            Segment                     Segment           Total
                                            -------                     -------           -----
         (in thousands)
         Pharmacy                           $ 74,186                    $  130           $ 74,316
         General Merchandise                 141,522                     1,030            142,552
                                            --------                    ------           --------
         Net Sales                          $215,708                    $1,160           $216,868
                                            ========                    ======           ========

         The following is a reconciliation of the company's business segments to the Fiscal 2001 consolidated financial statements.

                                        Brick-and-Mortar                Online
                                            Segment                     Segment           Total
                                            -------                     -------           -----
         (in thousands)
         Net Sales                          $215,708                   $ 1,160           $216,868
         Operating income (loss)               2,407                    (7,973)            (5,566)
         Depreciation and
            amortization                      (2,254)                     (850)            (3,104)
         Total assets                        236,099                    15,991            252,090
         Capital expenditures                  1,793                     1,891              3,684

5. The Company anticipates that the cash resources available to DrugEmporium.com will support operations at least through the second quarter of Fiscal 2001 at which time the Company will be at the funding limit under its current bank agreement. The Company has engaged an investment banking company to raise new capital for DrugEmporium.com or assist in a merger or sale of DrugEmporium.com to a strategic partner and anticipates that such a transaction will occur prior to the third quarter of Fiscal 2001. If the Company is not successful with such a transaction additional debt financing would be required to support the operations of DrugEmporium.com, however, there can be no assurance that additional financing will be available. In the event new capital is not raised, a sale or merger does not occur, or additional debt financing is not available, the Company will have to consider other alternatives including ceasing operations of DrugEmporium.com. Certain of these alternatives could cause evaluation of the assets of DrugEmporium.com for impairment and the assumption of lease and other financial obligations which could have a material adverse impact on the Company's financial position and results of operations.

6. SA&O expenses were somewhat offset by recognition in the quarter of a partial settlement in the amount of $2.5 million resulting from a class action antitrust brand name prescription drug lawsuit that has been pending for several years.

7. Subsequent to the statements presented in this Form 10Q, on June 23, 2000 the Company repurchased 2,500 of its convertible subordinate debentures at 20.75% of their face value plus accrued interest. This satisfies the Fiscal 2001 $2.5 million sinking fund requirement as outlined in the bond indenture agreement, and results in a $1.9 million gain to be recognized in the second quarter of this year.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

         The following table sets forth selected items derived from the Company's consolidated statements of operations expressed as a percentage of net sales for the periods indicated.

                                                                                      Three Months Ended
                                                                                      ------------------
                                                                              May 27, 2000         May 29, 1999
                                                                              ------------         ------------


Net sales (in thousands)  . . . .                                               $216,868            $226,212

Gross  margin  .  . . . . . . . .                                                  21.39%              21.57%

Selling, administrative and
     occupancy  expenses  . . . .                                                  23.96%              20.64%

Operating  income  (loss) . . . .                                                 (2.57%)                .93%

         First quarter sales decreased 4.1% to $216.9 million in the current year from $226.2 million in the prior year quarter. This decrease is due to the net closing of four under-performing stores as well as a 2.5% decrease in same store sales.

         For the quarter, the Company's gross margin decreased as a percent of sales from the prior year. This decrease is entirely the result of the lower relative gross margins that were realized by DrugEmporium.com for the quarter. Excluding the effect of DrugEmporium.com, gross margin percents for the brick and mortar segment of the business were the same as last year.

         Higher Selling, Administrative and Occupancy expenses versus last year were entirely the result of DrugEmporium.com. SA&O expenses were somewhat offset by recognition in the quarter of a partial settlement in the amount of $2.5 million resulting from a class action antitrust brand name prescription drug lawsuit that has been pending for several years.

         Interest for the quarter is higher, when compared to the comparable prior year quarter, due to carrying a higher average balance on the Company's revolving credit facility. In addition, at the beginning of the quarter, the Company obtained term financing from Back Bay Capital to fund DrugEmporium.com's operations which resulted in higher interest expense for the quarter.

         EBITDA for the first quarter of Fiscal 2001 was $(2.0) million compared to $5.2 million for last year's comparable quarter. Excluding e-commerce costs, EBITDA was $5.4 million for the quarter. Net income (loss) was $(8.6) million for the quarter. Excluding e-commerce, the net income (loss) was $(.5) million for the quarter versus net income of $.3 million in the prior year. Earnings
(loss) per share were $(0.65) for the quarter. Excluding e-commerce, earnings
(loss) per share were $(0.04) for the quarter versus earnings (loss) per share of $.02 in the prior year.

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

The Company has established a separate subsidiary for its e-commerce drug store and has invested substantial resources in order to enhance the business processes around its website. In addition the Company has made material financial commitments related to its online drugstore. As of May 27, 2000, the Company is precluded by its banking agreement with Fleet Retail Finance, Inc. from providing additional funding for the operations of DrugEmporium.com from its revolving credit facility, although the Company has sufficient capacity under this facility to do so. As a result, the Company put in place $12.5 million of term financing from Back Bay Capital during the quarter. Management believes that the Company has sufficient borrowing capacity under this term loan to fund the operations of DrugEmporium.com through the second quarter of Fiscal 2001. Beyond that timeframe, the Company will need to either secure additional financing for DrugEmporium.com, enter into a strategic partnership, or investigate other options in order to ensure that DrugEmporium.com has sufficient working capital to continue operations.

Although the Company expects to be successful in executing one of these options, there is no guarantee that this will happen. The Company has engaged an investment banking firm to raise new capital for DrugEmorium.com or assist in a merger or sale of Drug Emporium.com to a strategic partner and anticipates that such a transaction will occur prior to the third quarter of Fiscal 2001. Finally, the Company expects the operating results for its Internet subsidiary to negatively impact its consolidated operating results for at least the next quarter.


Store Growth and Remodels
-------------------------

         The following table lists openings for corporately owned stores and store closings through the first quarter ended May 27, 2000 and the similar prior year period.


                                                                                      Three Months Ended
                                                                              May 27, 2000         May 29, 1999
                                                                              ------------         ------------
Number of stores at
    Beginning  of  period . . . . .                                               137                 141

Stores opened or acquired . . . . .                                                                    1

Stores  closed  or sold . . . . . .                                               (1)                 (2)
                                                                            -----------------    ---------------

Total  stores  at end of period . .                                               136                 140


         The Company has plans to open approximately four new stores in the next twelve months and to continue its store growth after that time at a similar pace. A significant number of the Company's stores have experienced a major or minor remodeling since the Company began its ongoing program to update and remodel its existing store base. These remodels are typically done in the first and second quarters of the year so as not to interrupt business during the holiday selling season.

Balance Sheet Items
-------------------

         The Company's inventory balance is lower at the end of the first quarter compared to the prior year-end balance primarily due to seasonal buying cycles as well as to the Company's efforts to lower its average store inventory level. An increase in property and equipment is the result of capital expenditures related to the company's store remodeling program, which intensified during the first quarter, as well as Drug Emporium.com capital expenditures. The balance on the Company's revolving credit facility is lower at the end of the first quarter as compared to the prior year end balance primarily due to the decrease in inventory levels and the addition of $12.5 million of term financing provided by Back Bay Capital for the purpose of financing the operations of DrugEmporium.com. This term loan, along with a capital lease, account for the increase in long-term debt. The decrease in accounts payable is largely the result of the reduction of inventory levels.

Liquidity and Capital Resources
-------------------------------

         The Company has a bank credit agreement (the "Agreement"), which governs its borrowings under its bank credit facility. As of May 27, 2000, the Company's credit facility had available capacity of $110 million with outstanding borrowings of $76.6 million. Lower inventory levels helped reduce the outstanding borrowings from the year-end level of $86.0 million. The Company believes that internally generated funds and borrowings available under its Agreement are sufficient to finance its current operations. As of quarter end, the Company is in compliance with all financial performance covenants as required by its bank credit agreement. Management anticipates that the Company will remain in compliance with such financial covenants at least through the end of Fiscal 2001.

With the $12.5 million in term financing obtained in the first quarter, the Company anticipates that the cash resources available to DrugEmporium.com will support operations at least through the second quarter of Fiscal 2001, at which time the Company will be at the funding limit under the current Agreement. The Company has engaged an investment banking firm to raise new capital for DrugEmporium.com or assist in a merger or sale of DrugEmporium.com to a strategic partner and anticipates that such a transaction will occur prior to the third quarter of Fiscal 2001. If the Company is not able to effect such a transaction, additional debt financing would be required to support the operations of DrugEmporium.com, however, there can be no assurance that additional financing will be available. In the event new capital is not raised, a sale or merger does not occur, or additional debt financing is not available, the Company will have to consider other alternatives including ceasing operations of DrugEmporium.com. Certain of these alternatives could cause evaluation of the assets of DrugEmporium.com for impairment and the assumption of lease and other financial obligations which could have a material adverse impact on the Company's financial position and results of operations.

Inventory Valuation
-------------------

         The Company uses the LIFO method of accounting for its inventories. Under this method, the cost of merchandise sold and reported in the financial statements approximates current cost. In computing its LIFO charge throughout the Fiscal year, the Company uses an estimated inflation rate, which was one and one-half percent in both Fiscal 2000 and Fiscal 2001. This estimated LIFO charge is adjusted at each year-end based upon the actual weighted average inflation rate during the year.

Cautionary Statement Concerning Forward-Looking Statements
----------------------------------------------------------

         Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Form 10Q report that look forward in time, except for historical information contained herein, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements, which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements are based on the current expectations of management and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, but are not limited to the following factors among others that could affect the outcome of the Company's forward looking statements: competition as to price and selection from other drugstore chains, from supermarkets, mail order companies, membership clubs, and other internet companies and from other third party plans; the actions of health maintenance organizations, managed care organizations, pharmacy benefit management companies and other third party payers attempting to reduce prescription drug costs which results in downward pressure on pharmacy margins; economic conditions generally or in the Drug Emporium markets; federal and/or state regulatory and legislative actions, including internet regulation taxes and pharmacy regulations; customer preferences and spending patterns; the ability to secure a financial or strategic partner for its online store; the ability to economically eliminate under-performing stores; the ability to implement or adjust to new technologies for both the brick and mortar stores and the online store; the ability to continue to purchase on favorable terms; the ability to attract, hire and retain key personnel; the ability to improve operating margins; and the ability to secure and maintain key contracts and relationships relating to both internet and brick and mortar operations.

PART II  -  OTHER INFORMATION

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                DRUG EMPORIUM, INC.
                                      ------------------------------------------
                                                    (Registrant)







Date:      July 11, 2000              By   /s/ David L. Kriegel
     -------------------------          ----------------------------------------
                                           David L. Kriegel
                                           Chairman
                                           Chief Executive Officer


Date:      July 11, 2000              By   /s/ Terry L. Moore
     -------------------------          ----------------------------------------
                                           Terry L. Moore
                                           Chief Financial Officer and Treasurer