Form 10-Q
period 2000-08-26
DRUG EMPORIUM INC
filed 2000-10-11
CIK 832922

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
           August 26, 2000   OR
           ---------------

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

                                            Yes        X              No ___
                                                    ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

           Class                                Outstanding at August 26, 2000
-----------------------------                   ------------------------------
Common Stock, $ .10 par value                         13,193,285 shares

                                     INDEX

                              DRUG EMPORIUM, INC.

PART  I. FINANCIAL INFORMATION                                     Page No.
------------------------------                                     --------


         Item 1.  Financial Statements (Unaudited)


                  Consolidated Balance Sheets . . . . . . . .  .       3


                  Consolidated Statements of Operations . . . . .      4


                  Consolidated Statements of Cash Flows . . . . .      5


                  Notes to Consolidated Financial Statements. . .      6-7


         Item 2.  Management's Discussion and Analysis of

                  Financial Condition and Results of Operations . .    8-10

PART II. OTHER INFORMATION
--------------------------

         Item 6.  Exhibits and Reports on Form 8 - K  . . . . . . .    11-12



SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .  . . .    13

                              DRUG EMPORIUM, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                                                               August 26, 2000         February 26, 2000
                                                                            --------------------      -------------------
                                                                              (Unaudited)                  (Audited)
                                                                                                           (Restated)
ASSETS
Current assets:
  Cash and cash  equivalents ...........................................             $     752               $     708
  Accounts  receivable .................................................                23,927                  25,815
  Inventories ..........................................................               187,935                 204,677
  Other ................................................................                 2,300                   2,112
                                                                                     ---------               ---------
          Total  current  assets .......................................               214,914                 233,312

Property and  equipment,  net ..........................................                30,078                  29,860

Goodwill ...............................................................                 8,759                   9,252

Other assets ...........................................................                 3,636                   3,859

Net assets of discontinued  operations .................................                 6,721                   5,158
                                                                                     ---------               ---------

           Total  assets ...............................................             $ 264,108               $ 281,441
                                                                                     =========               =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Revolving  credit  line ...........................................             $  86,054               $  85,968
     Accounts  payable .................................................                62,884                  65,562
     Accrued  liabilities ..............................................                20,817                  20,253
     Deferred  income ..................................................                 2,735                   3,645
     Current  maturities of long-term debt .............................                   268                   5,033
                                                                                     ---------               ---------
            Total current  liabilities .................................               172,758                 180,461

Deferred  rent .........................................................                 3,573                   3,643

Convertible  subordinated debt .........................................                46,921                  46,921
Long-term debt,  other .................................................                12,879                     382
                                                                                     ---------               ---------
             Total  long-term  debt ....................................                59,800                  47,303
Shareholders' equity:
  Preferred stock, authorized 2,000,000
      Shares,  none issued .............................................                  --                      --
  Common stock, stated value $.10 per share,
      Authorized 28,000,000, issued and
      outstanding 13,193,285 at August 26, 2000
      and at February 26, 2000 .........................................                 1,320                   1,320
  Additional  paid-in  capital .........................................                32,199                  32,199
  Retained  (deficit)  earnings ........................................                (5,542)                 16,515
                                                                                     ---------               ---------
           Total shareholders'  equity .................................                27,977                  50,034
                                                                                     ---------               ---------

           Total liabilities and shareholders'  equity .................             $ 264,108               $ 281,441
                                                                                     =========               =========

See accompanying notes.

                              DRUG EMPORIUM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands, except per-share data)

                                                             Three Months Ended                        Six Months Ended
                                                          August 26,          August 28,          August 26,        August 28,
                                                            2000                1999                2000               1999
                                                         ---------           ---------           ---------           ---------
                                                                            (Restated)                               (Restated)

Net sales .........................................      $ 212,139           $ 223,110           $ 427,847           $ 449,286

Cost of sales .....................................        167,990             173,047             336,468             349,720
                                                         ---------           ---------           ---------           ---------
    Gross margin ..................................         44,149              50,063              91,379              99,566

Selling, administrative and
     occupancy expenses ...........................         47,806              47,492              91,915              94,139

Gain on purchase of
Convertible Bonds .................................          1,934                --                 1,934               --

Interest expense, net .............................          2,593               1,838               4,979               3,562
                                                         ---------           ---------           ---------           ---------

Income (loss)  before
     provision  for income
     taxes ........................................         (4,316)                733              (3,581)              1,865

Provision (benefit) for income
taxes .............................................           --                   293              (2,504)                746
                                                         ---------           ---------           ---------           ---------

Net income (loss) from
Continuing Operations .............................      ($  4,316)          $     440           ($  1,077)          $   1,119

Discontinued Operations,  Net
of Income Tax .....................................      ($ 12,362)          ($    814)          ($ 20,980)          ($    837)
                                                         ---------           ---------           ---------           ---------

Net Income (loss) .................................      ($ 16,678)          ($    374)          ($ 22,057)          $     282
                                                         =========           =========           =========           =========

Earnings (loss) per common Share:


Continuing Operations .............................      ($    .33)          $     .03           ($    .08)          $     .09
                                                         =========           =========           =========           =========

Discontinued Operations ...........................      ($    .93)          ($    .06)          ($   1.59)          ($    .07)
                                                         =========           =========           =========           =========

Net Income (loss) per share .......................      ($   1.26)          ($    .03)          ($   1.67)          $     .02
                                                         =========           =========           =========           =========

Weighted average number of
common shares outstanding:
  Basic & Diluted .................................         13,193              13,193              13,193              13,191
                                                         =========           =========           =========           =========

See accompanying notes.

                              DRUG EMPORIUM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                                                   Six Months Ended
                                                                                                   ----------------
                                                                                         August 26, 2000       August 28, 1999
                                                                                         ---------------       ---------------
                                                                                                                  (Restated)
Operating activities:
   Net income (loss) ..............................................................           ($22,057)           $    282
   Adjustments to reconcile to cash provided by (used in) Operations:
       Depreciation and amortization ..............................................              6,267               4,802

  Cash provided by (used for) operating assets and liabilities:
       Accounts payable and accrued liabilities ...................................             (5,495)            (16,762)
       Accounts receivable ........................................................              1,834             (15,617)
       Inventories at current cost ................................................             16,774              (7,757)
       Other ......................................................................               (955)             (1,947)
                                                                                              --------            --------
Net cash provided by (used in) operating activities ...............................             (3,632)            (36,999)

Investing activities:
  Purchase of property and equipment, net .........................................             (6,312)             (3,497)
                                                                                              --------            --------
  Net cash used in investing activities ...........................................             (6,312)             (3,497)

Financing activities:
   Net borrowings (payments) under revolving
       credit line ................................................................                 86              40,400

   Proceeds from long term debt and capital leases ................................             12,227                --
    Principle payments on long term debt and capital lease ........................             (2,325)                (75)
                                                                                              --------            --------
    Net cash provided by financing activities .....................................              9,988              40,325
                                                                                              --------            --------

Increase (decrease) in cash and cash
    equivalents ...................................................................                 44                (171)

Cash and cash equivalents, beginning of period ....................................                708                 893
                                                                                              --------            --------

Cash and cash equivalents, end of period ..........................................           $    752            $    722
                                                                                              ========            ========

See accompanying notes.

                              DRUG EMPORIUM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. The accompanying unaudited consolidated financial statements include the accounts of Drug Emporium, Inc. and subsidiaries. The information furnished reflects all adjustments, which are, in the opinion of management, necessary to fairly present the consolidated financial position, results of operations and cash flows on a consistent basis. The unaudited consolidated financial statements are presented in accordance with the requirements for Form 10Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles. Reference should be made to the Company's Form 10-K for the Fiscal year ended February 26, 2000 (File No. 0-16998) for additional disclosures including a summary of the Company's accounting policies. This quarterly report on Form 10-Q contains certain restated financial information regarding the Company's financial position for certain prior year reporting periods. For more details concerning such restated financial information, see note 2 below.

2. During the quarter ended August 26, 2000, the Company changed its method of accounting for its inventories from the last-in, first-out
         (LIFO) method to the first-in, first-out (FIFO) method. The Company believes the change is preferable because of recent operating losses and demands on liquidity, users of the Company's consolidated financial statements principally are interested in understanding the Company's current financial position, and the FIFO method better illustrates that position. In additon, inventory costs have been relatively stable and relatively unaffected by inflation and the FIFO method is a widely recognized method used by the Company's competitors and peer group. This change in method of inventory accounting has been applied retroactively by restating the prior years' financial statements. The effect of the change was a decrease in net loss of $432,000 or $.03 per share, and $864,000 or $.07 per share, for the three and six month periods ended August 28, 1999, respectively. This change did not affect the quarter ended August 26, 2000 operating results, however, the change did reduce the net loss during the six months ended August 26, 2000 by $2,790,000 or $.21 per share. The net effect on the balance sheet as of February 26, 2000, of this accounting change, was to increase inventory by $25.3 million, increase net deferred tax liabilities by $2.5 million and increase retained earnings by $22.8 million.

3. On September 15, 2000, Drug Emporium, Inc. finalized the sale of its online subsidiary, DrugEmporium.com to HealthCentral.com. The purchase price included 480,000 shares of preferred HealthCentral.com stock convertible into up to 2.4 million shares of HealthCentral.com common stock, which was valued at approximately $3.15 per share at the time of the transaction and the assumption by HealthCentral.com of approximately $2 million in current liabilities and $6 million in future lease obligations of DrugEmporium.com. As a result of the sale, the financial results of DrugEmporium.com are reported as "Discontinued operations, Net of Income Tax" in the Consolidated Statements of Operations for all periods presented. In addition, the net assets of DrugEmporium.com have been separately disclosed in the Balance Sheets as net assets of discontinued operations. The loss from discontinued operations in the second quarter of fiscal 2001 includes a $6 million charge attributable to the sale of DrugEmporium.com.

4. In the second quarter of fiscal 2001, the Company repurchased $2.5 million worth of its convertible subordinate debentures at 20.75% of their face value plus accrued interest. This satisfies the Fiscal 2001 $2.5 million sinking fund requirement as outlined in the bond indenture agreement, and resulted in a $1.9 million gain recognized in this quarter.

5. The Company's cost of sales is computed using the gross profit method. The gross profit percentage used is validated by physical inventories conducted twice a year primarily in the second and fourth quarters.

                              DRUG EMPORIUM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                  (Unaudited)

6. The following table sets forth the computation of basic and diluted earnings (loss) per share for consolidated operations.

                                                                            (In thousands, except per share data)
                                                               Three Months Ended                      Six Months Ended
                                                               ------------------                      ----------------
                                                       August 26, 2000    August 28, 1999    August 26, 2000     August 28, 1999
                                                                             (Restated)                              (Restated)
     Numerator:
        Net income (loss) and numerator
          for basic and diluted  earnings
          (loss)  per share . . . . . . .

                                                           ($16,678)          ($   374)          ($22,057)          $      282

     Denominator:

      Denominator for diluted earnings
           (loss) per share - adjusted
           weighted-average  shares ..................       13,193             13,193             13,193               13,191
                                                           ========           ========           ========           ==========

     Basic and  Diluted  earnings  (loss)
     per share .......................................     ($  1.26)          ($   .03)          ($  1.67)          $      .02
                                                           ========           ========           ========           ==========

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

Results of  Operations
----------------------

         The following table sets forth selected items derived from the Company's consolidated statements of operations expressed as a percentage of net sales for the periods indicated.

                                                           Three Months Ended                Six Months Ended
                                                           ------------------                ----------------
                                                August 26, 2000   August 28, 1999    August 26, 2000    August 28, 1999
                                                ---------------   ---------------    ---------------    ---------------
                                                                      (Restated)                           (Restated)


Net sales (in thousands) ....................        $  212,139       $  223,110        $  427,849         $  449,286

Gross  margin ...............................              20.8%            22.4%             21.4%              22.2%

Selling, administrative and
     occupancy  expenses ....................              22.5%            21.3%             21.5%              21.0%

Operating  income  (loss) ...................              (1.7%)            1.1%             (0.1%)              1.2%


         Second quarter sales decreased 4.1% to $212.1 million in the current year from $223.1 million in the prior year quarter. This decrease is due to a lower average store count for the quarter as well as a 2.7% decrease in same store sales.

         Pharmacy margins for the quarter improved over the prior year as a result of increased cash discounts and pharmacy rebate income. Improved pharmacy margins helped offset a decline in non-pharmacy margins that was due to a combination of competitive pricing pressures, lower non-pharmacy rebate income, higher distribution costs, lower cash discounts and an increase in shrink expense.

         Interest for the quarter is higher, than the prior year quarter, due to carrying a higher average balance on the Company's revolving credit facility.

         EBITDA from continuing operations for the second quarter of Fiscal 2001 was $.6 million compared to $4.9 million for last year's comparable quarter. Net loss was $4.3 million for the quarter versus net income of $.4 million in the prior year. Earnings (loss) per share was $(0.33) for the quarter versus $.03 in the prior year quarter.

               Sales from discontinued operations were $1.2 million for the quarter versus $36,000 in the prior year. This increase in sales is the result of the re-launch of DrugEmporium.com in the third quarter of fiscal 2000. Gross margin for the quarter was (6.6%) versus a margin of 17.3% in the prior year quarter as a result of the intense competition with other internet retailers and the significant discounts that must be offered to internet shoppers in order to attract them to shop on one internet site versus another. Total SA& O expenses for the quarter were $11.7 million versus $1.4 million last year while interest expense was $.7 million versus $0 in the prior year quarter. As a result of all of the above, the net loss from discontinued operations for the quarter was $12.4 million versus $.8 for the prior year quarter.

Store Growth and Remodels
-------------------------

         The following table lists openings for corporately owned stores and store closings through the second quarter ended August 26, 2000 and the similar prior year period.

                                               Three Months Ended                        Six Months Ended
                                               ------------------                        ----------------
                                      August 26, 2000      August 28, 1999    August 26, 2000       August 28, 1999
                                      ---------------      ---------------    ---------------       ----------------

Number of stores at
    Beginning  of  period ...................     136               140                 137               141

Stores opened or acquired ...................                         1                                     2

Stores  closed  or sold .....................      (2)               (1)                 (3)               (3)
                                                 ----              ----                ----              ----

Total  stores  at end of period .............     134               140                 134               140



         The Company plans to open four new stores in the next six months and to continue its store growth after that time by adding approximately five new stores in the subsequent twelve-month period. A significant number of the Company's stores have experienced a major or minor remodeling since the Company began its ongoing program to update and remodel its existing store base. These remodels are typically done in the first and second quarters of the year so as not to interrupt business during the holiday selling season.

Balance Sheet Items
-------------------

         The Company's Accounts Receivable balance as of the end of the second quarter is lower versus the prior year-end balance as a result of the Company more effectively collecting third party accounts receivable amounts. Inventory balances are lower compared to the prior year-end due to the Company's efforts to better manage its inventory. The increase in property and equipment versus the prior year is the result of capital expenditures related to the Company's store remodeling program. The balance on the Company's revolving credit facility is slightly higher at the end of the second quarter versus the prior year-end balance due to a reduction in accounts payable, accrued expenses, and current portion of long term debt; offset by a decrease in inventory levels. The increase in other long-term debt is the result of the Company putting in place a $12.5 million term note with Back Bay Capital for the purpose of funding the operations of DrugEmporium.com. This note matures on May 1, 2002.

Liquidity and Capital Resources
-------------------------------

         The Company has a bank credit agreement (the "Agreement"), which governs its borrowings under its bank credit facility. As of August 26, 2000, the Company's credit facility had available capacity of $110 million with outstanding borrowings of $86.0 million. Even though the Company's liquidity typically tightens up during the second and third quarters of its fiscal year as a result of seasonal inventory build ups, the Company believes that through various initiatives by management to maximize internally generated funds, and through borrowings available under its Agreement, that the Company's liquidity position is sufficient to finance its current operations, despite the liabilities and closing costs that the Company was required to fund as a result of the sale of DrugEmporium.com. As of quarter end, the Company is in compliance with all financial performance covenants as required by its bank credit agreement.

Inventory Valuation
-------------------

        During the quarter ended August 26, 2000, the Company changed its method of accounting for its inventories from last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The Company believes the change is preferable because of recent operating losses and demands on liquidity, users of the Company's consolidated financial statements principally are interested in understanding the Company's current financial position, and the FIFO method better illustrates that position. In additon, inventory costs have been relatively stable and relatively unaffected by inflation and the FIFO method is a widely recognized method used by the Company's competitors and peer group. This change in method of inventory accounting has been applied retroactively by restating prior years' financial statements. The effect of the change was a decrease in net loss of $432,000 or $.03 per share, and $864,000 or $.07 per share, for the three and six month periods ended August 28, 1999, respectively. This change did not affect the quarter ended August 26, 2000 operating results, however, the change did reduce the net loss during the six months ended August 26, 2000 by $2,790,000 or $.21 per share. The net effect on the balance sheet as of February 26, 2000, of this accounting change, was to increase inventory by $25.3 million, increase net deferred tax liabilities by $2.5 million and increase retained earnings by $22.8 million.

Cautionary Statement Concerning Forward-Looking Statements
----------------------------------------------------------

         Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Form 10Q report that look forward in time, except for historical information contained herein, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements, which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements are based on the current expectations of management and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, but are not limited to the following factors among others that could affect the outcome of the Company's forward looking statements: competition as to price and selection from other drugstore chains, from supermarkets, mail order companies, membership clubs, and other internet companies and from other third party plans; the actions of health maintenance organizations, managed care organizations, pharmacy benefit management companies and other third party payers attempting to reduce prescription drug costs which results in downward pressure on pharmacy margins; economic conditions generally or in the Drug Emporium markets; the ability to maintain sufficient liquidity in order to support operations: the ability to maintain satisfactory relationships with suppliers both in terms of procuring merchandise and in terms of maintaining adequate trade credit, federal and/or state regulatory and legislative actions, including taxes and pharmacy regulations; customer preferences and spending patterns; the ability to economically eliminate under-performing stores; the ability to implement or adjust to new technologies the ability to attract, hire and retain key personnel; the ability to improve operating margins; and the ability to secure and maintain key contracts and relationships.

PART II  - OTHER INFORMATION

Item 1.  Legal Proceedings

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

         On September 2, 2000, the arbitrators delivered the following Order regarding this matter:

         "Order, pending final hearing determination and entry of judgment in this matter, that Respondents, their officers, directors, agents, employees and all others in active concert or participation with them be and they are hereby enjoined and restrained from selling drugs and related goods or products at retail to any customer or purchaser physically within the Claimants' territories (as those territories are defined in the Claimants' franchise agreements), and, further, the Respondents are directed to place a clear notice to prospective customers within Claimants' territories on the DrugEmporium.com web site that states that DrugEmporium.com is unable to ship orders to the above-identified territories, and to direct such customers to the nearest Drug Emporium franchised outlet in the enjoined territory. Respondents shall be permitted 12 weeks to put in place the terms of this Order."

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of the stockholders of Drug Emporium, Inc. was held on July 12, 2000. The items voted on at the meeting were the election of directors and the approval and ratification of Ernst & Young, LLP as the independent auditors. The proxies for the meeting were solicited pursuant to Regulation 14 under the securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees and all such nominees were elected.

The following persons were elected as directors for a three-year term:

                 Name              Votes For        Withheld Authority
                 ----              ---------        ------------------
            David L. Kriegel       11,954,386             350,343
            Donald B. Hayes        12,025,080             279,649

The following summarized the vote with respect to the ratification of Ernst & Young, LLP as the independent auditors:

APPOINTMENT OF AUDITORS

                         Votes for         Votes Against        Abstentions
                         ---------         -------------        -----------
                        12,189,735            91,373              23,621


Item 6.  Exhibits and Reports on form 8-K

(A)      Exhibits

Exhibit No.       Description of Document
-----------       -----------------------

10.1     Amendment VI to Loan and Security Agreement
         Bank Boston Retail Finance, Inc. and Drug Emporium, Inc.

10.2     Amendment VII to Loan and Security Agreement
         Bank Boston Retail Finance, Inc. and Drug Emporium, Inc

18.      Letter from Ernst & Young, LLP regarding change in accounting method

27.      Financial Data Schedules

         (B)      Reports on Form 8-K

         The Company filed a Form 8-K dated July 24, 2000 regarding the sale of DrugEmporium.com to HealthCentral.com.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 DRUG EMPORIUM, INC.
                                     ------------------------------------------
                                                   (Registrant)







Date:  October 11, 2000              By:   /s/ David L. Kriegel
     ---------------------              ---------------------------------------
                                        David L. Kriegel
                                        Chairman
                                        Chief Executive Officer


Date:  October 11, 2000              By:  /s/ Terry L. Moore
     ---------------------              ---------------------------------------
                                        Terry L. Moore
                                        Chief Financial Officer and Treasurer