Form 10-Q
period 2000-11-25
DRUG EMPORIUM INC
filed 2001-01-09
CIK 832922

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED November 25, 2000 OR

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

                                 Yes   X           No
                                      ---             ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

          Class                                 Outstanding at November 25, 2000
-----------------------------                   --------------------------------
Common Stock, $ .10 par value                           13,193,285  shares

                                      INDEX

                               DRUG EMPORIUM, INC.

PART  I. FINANCIAL INFORMATION                                                  Page No.
------------------------------                                                  --------


         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets ...................................  3

                  Consolidated Statements of Operations .........................  4

                  Consolidated Statements of Cash Flows .........................  5

                  Notes to Consolidated Financial Statements ....................  6-8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations .................  9-12


PART II. OTHER INFORMATION
--------------------------


         Item 6.  Exhibits and Reports on Form 8 - K  ...........................  13


SIGNATURES ....................................................................... 14

                               DRUG EMPORIUM, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                           November 25,   February 26,
                                                               2000           2000
                                                           ------------   ------------
                                                            (Unaudited)     (Audited)
                                                                           (Restated)
ASSETS
Current assets:
  Cash and cash equivalents ............................     $    740       $    708
  Accounts receivable ..................................       25,720         25,815
  Inventories ..........................................      193,204        204,677
  Other ................................................        2,035          2,112
                                                             --------       --------
          Total current assets .........................      221,699        233,312

Property and equipment, net ............................       30,959         29,860

Goodwill ...............................................        8,513          9,252

Investment in preferred stock of HealthCentral.com .....        7,560             --

Other assets ...........................................        3,354          3,859

Net assets of discontinued operations ..................           --          5,158
                                                             --------       --------

           Total assets ................................     $272,085       $281,441
                                                             ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Revolving credit line .............................     $100,900       $ 85,968
     Accounts payable ..................................       71,760         65,562
     Accrued liabilities ...............................       13,942         20,253
     Deferred income ...................................        2,651          3,645
     Current maturities of long-term debt ..............          267          5,033
                                                             --------       --------
            Total current liabilities ..................      189,520        180,461

Deferred rent ..........................................        3,521          3,643

Convertible subordinated debt ..........................       46,921         46,921
Long-term debt, other ..................................       12,889            382
                                                             --------       --------
             Total long-term debt ......................       59,810         47,303

Shareholders' equity:
  Preferred stock, authorized 2,000,000
      Shares, none issued ..............................           --             --
  Common stock, stated value $.10 per share, Authorized
      28,000,000, issued and outstanding 13,193,285 at
      November 25, 2000 and at February 26, 2000 .......        1,320          1,320
  Additional paid-in capital ...........................       32,199         32,199
  Retained (deficit) earnings ..........................      (14,285)        16,515
                                                             --------       --------
           Total shareholders' equity ..................       19,234         50,034
                                                             --------       --------

           Total liabilities and shareholders' equity ..     $272,085       $281,441
                                                             ========       ========

See accompanying notes.

                               DRUG EMPORIUM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per-share data)

                                         Three Months Ended             Nine Months Ended
                                     November 25,  November 27,   November 25,   November 27,
                                        2000           1999           2000           1999
                                        ----           ----           ----           ----
                                                   (Restated)                      (Restated)
Net sales .......................     $208,680       $218,414       $636,526       $667,700
Cost of sales ...................      167,277        172,751        503,743        522,471
                                      --------       --------       --------       --------
    Gross margin ................       41,403         45,663        132,783        145,229

Selling, administrative and
     occupancy expenses .........       46,542         49,765        138,457        143,903


Gain on purchase of
Convertible Bonds ...............           --             --          1,934             --

Interest expense, net ...........        3,604          2,376          8,584          5,939
                                      --------       --------       --------       --------
Income (loss) before
     provision for income
     taxes ......................       (8,743)        (6,478)       (12,324)        (4,613)

Provision (benefit) for income
taxes ...........................           --         (2,591)        (2,504)        (1,845)
                                      --------       --------       --------       --------

Net income (loss) from
Continuing Operations ...........       (8,743)        (3,887)        (9,820)        (2,768)

Discontinued Operations, Net
of Income Tax ...................           --         (3,306)       (20,980)        (4,143)
                                      --------       --------       --------       --------

Net Income (loss) ...............     $ (8,743)      $ (7,193)      $(30,800)      $ (6,911)
                                      ========       ========       ========       ========

Earnings (loss) per common Share:

Continuing Operations ...........         (.66)          (.30)          (.74)          (.21)
                                      ========       ========       ========       ========

Discontinued Operations .........           --           (.25)         (1.59)          (.31)
                                      ========       ========       ========       ========

Net Income (loss) per share .....     $   (.66)      $   (.55)      $  (2.33)      $   (.52)
                                      ========       ========       ========       ========

Weighted average number of
common shares outstanding:
  Basic & Diluted ...............       13,193         13,193         13,193         13,192
                                      ========       ========       ========       ========

See accompanying notes.

                               DRUG EMPORIUM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                  Nine Months Ended
                                                                  -----------------
                                                          November 25, 2000  November 27, 1999
                                                          -----------------  -----------------
Operating activities:
   Net income (loss) .......................................     $(30,800)     $ (6,911)
   Adjustments to reconcile to cash provided by (used in)
   Operations:
       Depreciation and amortization .......................        6,522         7,949

  Cash provided by (used for) operating assets
       and liabilities:
       Accounts payable and accrued liabilities ............       (1,103)      (17,193)
       Accounts receivable .................................           94       (14,158)
       Inventories .........................................       11,473       (24,356)
       Other ...............................................       (4,733)       (4,371)
                                                                 --------      --------
  Net cash provided by (used in) operating activities ......      (18,547)      (59,040)

Investing activities:
  Purchase of property and equipment, net ..................       (6,357)      (10,081)
                                                                 --------      --------
  Net cash used in investing activities ....................       (6,357)      (10,081)

Financing activities:
   Net borrowings (payments) under revolving
       credit line .........................................       14,932        65,853

   Proceeds from long term debt and capital leases .........       12,507         3,854
   Principle payments on long term debt and capital
   lease ...................................................       (2,503)
                                                                 --------      --------
    Net cash provided by financing activities ..............       24,936        69,707
                                                                 --------      --------

Increase (decrease) in cash and cash
    equivalents ............................................           32           586

Cash and cash equivalents, beginning of period .............          708           893
                                                                 --------      --------

Cash and cash equivalents, end of period ...................     $    740      $  1,479
                                                                 ========      ========

See accompanying notes.

                               DRUG EMPORIUM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying unaudited consolidated financial statements include the accounts of Drug Emporium, Inc. and subsidiaries. The information furnished reflects all adjustments, which are, in the opinion of management, necessary to present fairly the consolidated financial position, results of operations and cash flows on a consistent basis. The unaudited consolidated financial statements are presented in accordance with the requirements for Form 10Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles. Reference should be made to the Company's Form 10-K for the Fiscal year ended February 26, 2000 (File No. 0-16998) for additional disclosures including a summary of the Company's accounting policies. This quarterly report on Form 10-Q contains certain restated financial information regarding the Company's financial position for certain prior year reporting periods. For more details concerning such restated financial information, see Note 2 below.

2. During the quarter ended August 26, 2000, the Company changed its method of accounting for its inventories from the last-in, first-out
         (LIFO) method to the first-in, first-out (FIFO) method. The Company believes this change is preferable because of recent operating losses and demands on liquidity, users of the Company's consolidated financial statements principally are interested in understanding the Company's current financial position, and the FIFO method better illustrates that position. In additon, inventory costs have been relatively stable and relatively unaffected by inflation and the FIFO method is a widely recognized method used by the Company's competitors and peer group. This change in method of inventory accounting has been applied retroactively by restating the prior years' financial statements. The effect of the change was a decrease in net loss of $432,000 or $.03 per share, and $1,295,999 or $.10 per share, for the three and nine month periods ended November 27, 1999, respectively. This change did not affect the quarter ended November 25, 2000 operating results, however, the change did reduce the net loss during the nine months ended November 25, 2000 by $3,200,000 or $.24 per share which primarily relates to the effect of the change on the Company's deferred taxes. The net effect on the balance sheet as of February 26, 2000, of this accounting change, was to increase inventory by $25.3 million, increase net deferred tax liabilities by $2.5 million and increase retained earnings by $22.8 million.

3. On September 15, 2000, Drug Emporium, Inc. finalized the sale of its online subsidiary, DrugEmporium.com to HealthCentral.com. The purchase price included 480,000 shares of preferred HealthCentral.com stock convertible into up to 2.4 million shares of HealthCentral.com common stock, which was valued at approximately $3.15 per share for a total value of $7,560,000 at the time of the transaction and the assumption by HealthCentral.com of approximately $2 million in current liabilities and $6 million in future lease obligations of DrugEmporium.com. If HealthCentral.com were unable to meet those assigned lease obligations, Drug Emporium, Inc. would be responsible for the remaining lease obligations. At the close of the market on November 24, 2000, HealthCentral.com stock was trading at $0.625 per share. The Company will continue to assess an other than temporary decline in market value and recognize a decrease in the recorded value of its investment to earnings should the decline in HealthCentral.com's stock price continue for a prolonged period or other indicators of other than temporary decline in value materialize.

         As a result of the sale, the financial results of DrugEmporium.com are reported as "Discontinued Operations, Net of Income Tax" in the Consolidated Statements of Operations for all periods presented. The net loss from discontinued operations for the third quarter of fiscal 2001 was included in the accrued loss on the sale in the amount of $6 million that was recorded in the second quarter of fiscal 2001. Revenues from discontinued operations were $365,000 and $2,708,000 for the three and nine month periods ended November 25, 2000, respectively and $134,000 and $206,000 for the three and nine month periods ended November 27, 1999, respectively. Interest expense allocated to discontinued operations includes $1,121,000 and $0 for the nine months ended November 25, 2000 and November 27, 1999 respectively.

                               DRUG EMPORIUM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)

4. The Company has a Loan and Security Agreement (the "Bank Agreement"), which governs borrowings under its $110 million revolving credit facility with Fleet Retail Finance and its term note with Back-Bay Capital Funding LLC (the "Lenders"). On September 13, 2000, the Company and the Lenders executed the Seventh Amendment to the Loan and Security Agreement (Amendment #7). As part of Amendment #7, two minimum financial performance covenants were reset. One of these was the minimum earnings before interest, taxes, depreciation and amortization (EBITDA) that must be maintained by the Company and is measured on a quarterly basis for a rolling twelve month period, while the other was the minimum excess availability (an amount that must remain available under the $110 million credit facility) that the Company is required to maintain on its revolving credit facility that is measured on a rolling 30 day basis.

         During the third quarter, because of seasonal working capital requirements and because several of the Company's unsecured trade creditors began to limit the Company's trade credit both in terms of payment dating and available credit lines, the Company experienced difficulty in maintaining the required minimum excess availability on its revolving credit facility. Furthermore, in mid-October, the Company's largest trade creditor tightened the Company's trade credit which resulted in that supplier taking a third secured position in the Company's assets as well as shortening the Company's payment terms in exchange for lower pricing. As a result of these actions, in mid-November the Company was not able to comply with the minimum excess availability covenant under its revolving credit facility. On November 21, 2000, the Lenders waived compliance with this minimum excess availability covenant through December 13, 2000.

         On December 15, 2000, the Company and the Lenders executed the Eighth Amendment to the Loan and Security Agreement (Amendment #8). Amendment #8 requires the Company to maintain a minimum excess availability of $1.5 million through January 12, 2001 and a minimum excess availability of $10 million thereafter, measured on a daily basis. Amendment #8 also calls for the setting aside of $300,000 per business day as an additional "Availability Reserve" until the $10 million of minimum excess availability is achieved, which effectively results in the Company having maximum borrowing capacity under the Bank Agreement of $108.5 million as of December 15, 2000 declining to $100 million at January 12, 2001 and thereafter. As of January 9, 2001, the Company had outstanding $97.9 million on its revolving credit facility including letters of credit.

         As a result of the operating losses the Company has sustained and the resulting effect on EBITDA and cash flows along with the uncertainty regarding further tightening of vendor trade credit, it is not certain whether the Company will be able to remain in compliance with the minimum excess availability covenant as required by Amendment #8. In addition, the Company's fourth quarter 2001 operating results may not be sufficient to achieve compliance with the minimum EBITDA covenant as required by Amendment #7 as of the fiscal 2001 year end. As of November 25, 2000, the Company was in compliance with this minimum EBITDA covenant.

         To address the Company's current liquidity issues, the Company has engaged financial advisors who are assisting the Company in exploring various restructuring options. In addition, management has undertaken a series of strategic initiatives in order to maximize the Company's liquidity position. These initiatives include the refinancing of certain assets of the Company, selling certain assets of the Company, seeking alternative sources of financing, reviewing store operations, and implementing a moratorium on all non-essential expenditures. However, there is no assurance that these initiatives will be successful.

                               DRUG EMPORIUM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)

         If the Company is not successful in such restructuring options or cannot remain in compliance with the financial covenants or obtain a waiver or amendment under its Bank Agreement, the Company will be required to undertake other action as may be appropriate such as a sale of the entire Company or some other form of financial restructuring.

         In connection with the Company's review of restructuring options and subject to fourth quarter fiscal 2001 and forecasted future operating results and cash flows, the company will assess whether a non-cash impairment charge should be recognized in the fourth quarter of fiscal 2001 for certain of its long lived assets.

5. In the second quarter of Fiscal 2001, the Company repurchased $2.5 million worth of its subordinated convertible debentures at 20.75% of their face value plus accrued interest. This satisfies the Fiscal 2001 $2.5 million sinking fund requirement as outlined in the bond indenture agreement, and resulted in a $1.9 million gain recognized in the second quarter. As of November 25, 2000 the Company's convertible debentures traded at 15 percent of par.

6. In the first quarter of Fiscal 2001, the Company recognized a partial settlement in the amount of $2.5 million resulting from a class action antitrust brand name prescription drug lawsuit. This settlement amount has been netted against selling, administrative and occupancy expenses on the Consolidated Statements of Operations. The final settlement of this lawsuit is anticipated to occur in the first quarter of Fiscal 2002.

7. The Company's cost of sales is computed using the gross profit method. The gross profit percentage used is validated by physical inventories conducted twice per year primarily in the second and fourth quarters.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

         The following table sets forth selected items derived from the Company's consolidated statements of operations expressed as a percentage of net sales for the periods indicated for Continuing Operations.

                                             Three Months Ended                  Nine Months Ended
                                             ------------------                  -----------------
                                       November 25,      November 27,       November 25,     November 27,
                                      -------------     -------------      -------------     ------------
                                           2000              1999             2000               1999
                                           ----              ----             ----               ----
                                                          (Restated)                          (Restated)
Net sales (in thousands) ........        $208,680          $218,414          $636,526          $667,700

Gross margin ....................            19.9%             20.9%             20.9%             21.8%

Selling, administrative and
     Occupancy expenses .........            22.3%             22.8%             21.7%             21.6%

Operating income (loss) .........            (2.5%)            (1.9%)             (.6%)              .2%

         Third quarter sales decreased 4.5% to $208.7 million in the current year from $218.4 million in the prior year quarter. This decrease was due to a lower average store count for the quarter, 132 in Fiscal 2001 versus 139 in Fiscal 2000, as well as a .8% decrease in same store sales. Same store pharmacy sales for the quarter rose by 5.5%, while same store non-pharmacy sales declined by 4%.

         Pharmacy margins for the quarter significantly improved over the prior year as a result of an increase in both cash discounts and pharmacy rebate income. In addition, pharmacy margins include a payment from McKesson PaySystems to help offset third party accounts receivables that were written off at the end of the prior fiscal year. The payment in the amount of $360,000 was netted against write-offs for the quarter. Improved pharmacy margins helped offset a decline in non-pharmacy margins that was due to a combination of competitive pricing pressures, lower non-pharmacy rebate income, higher distribution costs and lower cash discounts.

         Selling, administrative and occupancy expense for the quarter was down by approximately 50 basis points versus the prior year quarter. This favorable variance was due to lower depreciation costs, lower equipment rental expense, lower professional fees and lower miscellaneous operating expenses versus the prior year quarter.

         Interest expense for the quarter was higher than the prior year, reflecting both a higher average balance on the Company's revolving credit facility with Fleet Retail Finance as well as the $12.5 million term note with Back Bay Capital Funding LLC. This additional debt and its related interest expense are primarily associated with the Company's financing of the operations of DrugEmporium.com.

         The net loss for the quarter was $8.7 million versus a net loss of $7.2 million in the prior year quarter, which included a tax benefit of $2.6 million or $.20 per diluted share. Earnings (loss) per share for the third quarter of Fiscal 2001 was $(.66) versus $(.55) for Fiscal 2000. Losses from Discontinued Operations accounted for $3.3 million or $.25 per diluted share of the Fiscal 2000 net loss.

         EBITDA for the third quarter of Fiscal 2001 was $(2.8) million compared to $(6.4) million for last year's comparable quarter on a consolidated basis.

         In connection with the Company's review of restructuring options (see Liquidity and Capital Resources below) and subject to fourth quarter fiscal 2001 and forecasted future operating results and cash flows, the Company will assess whether a non-cash impairment charge should be recognized in the fourth quarter of fiscal 2001 for certain of its long-lived assets.

  Store Changes and Remodels
  --------------------------

         The following table lists openings for corporately owned stores and store closings through the third quarter ended November 25, 2000 and the similar prior year period.

                                     Three Months Ended          Nine Months Ended
                                 November 25,  November 27,  November 25,  November 27,
                                     2000          1999         2000         1999
                                     ----          ----         ----         ----
Number of stores at
    Beginning of period .....         134          140          137          141

Stores opened or acquired ...           3            0            3            2

Stores closed or sold .......          (5)          (1)          (8)          (4)
                                      ---          ---          ---          ---

Total stores at end of period         132          139          132          139

         The Company plans on opening one new store in the first quarter of Fiscal 2002 and on opening and/or relocating approximately 5 stores in the subsequent twelve-month period. A significant number of the Company's stores have experienced a major or minor remodeling since the Company began its ongoing program to update and remodel its existing store base. These remodels are typically done in the first and second quarters of the year so as not to interrupt business during the holiday selling season. The Company plans on continuing this remodeling program in Fiscal 2002, although on a scaled down basis.

Balance Sheet Items
-------------------

         Inventory balances are lower compared to the prior year-end due to the Company's efforts to better manage its inventory. The increase in property and equipment versus the prior year is the result of capital expenditures related to the Company's store remodeling program. The balance on the Company's revolving credit facility is approximately $15 million higher at the end of the third quarter versus the prior year-end balance. This higher balance is primarily the result of the Company having to fund the operations of DrugEmporium.com. The increase in Long-term debt is the result of the Company putting in place a $12.5 million term note with Back Bay Capital for the purpose of funding the operations of DrugEmporium.com. This note matures on May 1, 2002.

Liquidity and Capital Resources
-------------------------------
Drug Emporium generates the vast majority of its revenue by selling goods at retail. A small amount of revenue is also derived from fees that are paid to the Company by its franchisees. Cash expenditures generally fall under one of the following categories: cost of goods sold, payroll and payroll related costs, occupancy costs, advertising expenses, miscellaneous selling and general administrative expenses, interest expense, taxes and capital expenditures. All cash received from operations is applied to the Company's revolving credit facility as a payment, and all cash expenditures are funded by cash advances made against the Company's revolving credit facility. As a result, the Company's cash position as depicted on its Balance Sheet is usually minimal.

         The Company has a Loan and Security Agreement (the "Bank Agreement"), which governs borrowings under its $110 million revolving credit facility with Fleet Retail Finance and its term note with Back-Bay Capital Funding LLC (the "Lenders"). On September 13, 2000, the Company and the Lenders executed the Seventh Amendment to the Loan and Security Agreement (Amendment #7). As part of Amendment #7, two minimum financial performance covenants were reset. One of these was the minimum earnings before interest, taxes, depreciation and amortization (EBITDA) that must be maintained by the Company and is measured on a quarterly basis for a rolling twelve month period, while the other was the minimum excess availability (an amount that must remain available under the $110 million credit facility) that the Company is required to maintain on its revolving credit facility that is measured on a rolling 30 day basis.

During the third quarter, because of seasonal working capital requirements and because several of the Company's unsecured trade creditors began to limit the Company's trade credit both in terms of payment dating and available credit lines, the Company experienced difficulty in maintaining the required minimum excess availability on its revolving credit facility. Furthermore, in mid-October, the Company's largest trade creditor tightened the Company's trade credit which resulted in that supplier taking a third secured position in the Company's assets as well as shortening the Company's payment terms in exchange for lower pricing. As a result of these actions, in mid-November the Company was not able to comply with the minimum excess availability covenant under its revolving credit facility. On November 21, 2000, the Lenders waived compliance with this minimum excess availability covenant through December 13, 2000.

On December 15, 2000, the Company and the Lenders executed the Eighth Amendment to the Loan and Security Agreement (Amendment #8). Amendment #8 requires the Company to maintain a minimum excess availability of $1.5 million through January 12, 2001 and a minimum excess availability of $10 million thereafter measured on a daily basis. Amendment #8 also calls for the setting aside of $300,000 per business day as an additional "Availability Reserve" until the $10 million of minimum excess availability is achieved, which effectively results in the Company having maximum borrowing capacity under the Bank Agreement of $108.5 million as of December 15, 2000 declining to $100 million at January 12, 2001 and thereafter. As of January 9, 2001, the Company had outstanding $97.9 million on its revolving credit facility including letters of credit.

As a result of the operating losses that the Company has sustained and the resulting effect on EBITDA and cash flows along with the uncertainty regarding further tightening of vendor trade credit, it is not certain whether the Company will be able to remain in compliance with the minimum excess availability covenant as required by Amendment #8. In addition, the Company's fourth quarter 2001 operating results may not be sufficient to achieve compliance with the minimum EBITDA covenant as required by Amendment #7 as of the fiscal 2001year end. As of November 25, 2000, the Company was in compliance with this minimum EBITDA covenant.

To address the Company's current liquidity issues, the Company has engaged financial advisors who are assisting the Company in exploring various restructuring options. In addition, management has undertaken a series of strategic initiatives in order to maximize the Company's liquidity position. These initiatives include the refinancing of certain assets of the Company, selling certain assets of the Company, seeking alternative sources of financing, reviewing store operations, and implementing a moratorium on all non-essential expenditures. However, there is no assurance that these initiatives will be successful.

If the Company is not successful in such restructuring options or cannot remain in compliance with the financial covenants or obtain a waiver or amendment under its Bank Agreement, the Company will be required to undertake other action as may be appropriate such as a sale of the entire Company or some other form of financial restructuring.

Inventory Valuation
-------------------

        During the quarter ended August 26, 2000, the Company changed its method of accounting for its inventories from last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The Company believes this change is preferable because of recent operating losses and demands on liquidity, users of the Company's consolidated financial statements principally are interested in understanding the Company's current financial position, and the FIFO method better illustrates that position. In additon, inventory costs have been relatively stable and relatively unaffected by inflation and the FIFO method is a widely recognized method used by the Company's competitors and peer group. This change in method of inventory accounting has been applied retroactively by restating prior years' financial statements. The effect of the change was a decrease in net loss of $432,000 or $.03 per share, and $1,295,999 or $.10 per share, for the three and nine month periods ended November 27, 1999, respectively. This change did not affect the quarter ended November 25, 2000 operating results, however, the change did reduce the net loss during the nine months ended November 25, 2000 by $3,200,000 or $.24 per share which primarily relates to the effect of the change on the Company's deferred taxes. The net effect on the balance sheet as of February 26, 2000, of this accounting change, was to increase inventory by $25.3 million, increase net deferred tax liabilities by $2.5 million and increase retained earnings by $22.8 million.

NASDAQ
------
The Company has been notified by the Nasdaq Stock Market that the Company's common stock has failed to maintain a minimum bid price of $1.00 per share over 30 consecutive trading days as required for continued listing. The Company's common stock will be delisted from trading effective January 26, 2001 if the minimum bid price does not equal or exceed $1.00 for a minimum of 10 consecutive trading days. Should the Company's common stock be delisted, it will trade on the OTC Bulletin Board System. The delisting of the Company's common stock will not affect the Company's liquidity, it does however, affect the ability of the Company to raise capital in the capital markets.

Cautionary Statement Concerning Forward-Looking Statements
----------------------------------------------------------

         Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Form 10Q report that look forward in time, except for historical information contained herein, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements, which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements are based on the current expectations of management and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, but are not limited to the following factors among others that could affect the outcome of the Company's forward looking statements: competition as to price and selection from other drugstore chains, from supermarkets, mail order companies, membership clubs, and other internet companies and from other third party plans; the actions of health maintenance organizations, managed care organizations, pharmacy benefit management companies and other third party payers attempting to reduce prescription drug costs which results in downward pressure on pharmacy margins; economic conditions generally or in the Drug Emporium markets; the ability to maintain sufficient liquidity in order to support operations: the ability to maintain satisfactory relationships with lenders and to remain in compliance with financial loan covenants and other requirements under current banking agreements; the ability to maintain satisfactory relationships with suppliers both in terms of procuring merchandise and in terms of maintaining adequate trade credit; federal and/or state regulatory and legislative actions, including taxes and pharmacy regulations; customer preferences and spending patterns; the ability to economically eliminate under-performing stores; the ability to implement or adjust to new technologies; the ability to attract, hire and retain key personnel; the ability to improve operating margins; the financial performance of HealthCentral.com; and the ability to secure and maintain key contracts and relationships.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on form 8-K

(A)      Exhibits

Exhibit No.       Description of Document
-----------       -----------------------

10.1     Amendment VIII to Loan and Security Agreement
         Bank Boston Retail Finance, Inc. and Drug Emporium, Inc.

10.2     Bank Letter dated November 21, 2000
         Bank Boston Retail Finance, Inc. and Drug Emporium, Inc

  (B)    Reports on Form 8-K
The Company filed two Form 8-Ks during the third quarter of fiscal 2001 dated September 14, 2000 and September 21, 2000 related to the sale of DrugEmporium.com.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      DRUG EMPORIUM, INC.
                                              ----------------------------------
                                                         (Registrant)



Date:    January 9, 2001                      By:   /s/ David L. Kriegel
      ------------------                            ----------------------------
                                                    David L. Kriegel
                                                    Chairman
                                                    Chief Executive Officer


Date:    January 9, 2001                      By:   /s/ Terry L. Moore
      ------------------                            ----------------------------
                                                    Terry L. Moore
                                                    Chief Financial Officer
                                                    and Treasurer